Form 10-Q/A
period 2012-09-30
Southcross Energy Partners, L.P.
filed 2013-01-10
CIK 1547638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of units outstanding of the issuer’s classes of common units, subordinated units and General Partner units, as of the latest practicable date:

Class	As of January 10, 2013
Common Units	12,213,713
Subordinated Units	12,213,713
General Partner Units	498,518

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to Southcross Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on December 14, 2012, for the sole purpose of furnishing Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes for the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the December 14, 2012 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of Southcross Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-180841)). *
3.2

First Amended and Restated Agreement of Limited Partnership of Southcross Energy Partners, L.P., dated as of November 7, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated November 7, 2012). *

3.3	Certificate of Formation of Southcross Energy Partners GP, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Commission File No. 333-180841)). *
3.4

Amended and Restated Limited Liability Company Agreement of Southcross Energy Partners GP, LLC, dated as of November 7, 2012 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated November 7, 2012). *

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Extension Presentation Linkbase **

* Previously filed.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHCROSS ENERGY PARTNERS, L.P.

By: Southcross Energy Partners GP, LLC, its general partner

Date: January 10, 2013	By:	/s/ J. Michael Anderson
J. Michael Anderson
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date: January 10, 2013	By:	/s/ David M. Mueller
David M. Mueller
Senior Vice President and Chief Accounting Officer
Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of Southcross Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-180841)). *
3.2

First Amended and Restated Agreement of Limited Partnership of Southcross Energy Partners, L.P., dated as of November 7, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated November 7, 2012). *

3.3	Certificate of Formation of Southcross Energy Partners GP, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Commission File No. 333-180841)). *
3.4

Amended and Restated Limited Liability Company Agreement of Southcross Energy Partners GP, LLC, dated as of November 7, 2012 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K dated November 7, 2012). *

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Extension Presentation Linkbase **

* Previously filed.

** Furnished herewith.