Form 10-Q
period 2013-06-30
Southcross Energy Partners, L.P.
filed 2013-08-07
CIK 1547638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 7, 2013, the registrant has 12,222,692 common units outstanding, 12,213,713 subordinated units outstanding and 1,715,000 Series A Convertible Preferred Units outstanding.  Our common units trade on the NYSE under the symbol “SXE.”

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

MMcf: One million cubic feet

NGLs: Natural gas liquids, which consist primarily of ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate

Residue gas: Pipeline quality natural gas remaining after natural gas is processed and NGLs and other matters are removed

Rich gas: Natural gas that is high in NGL content

Throughput: The volume of natural gas or NGLs transported or passing through a pipeline, plant, terminal or other facility

y-grade: Commingled mix of NGL components extracted via natural gas processing normally consisting of ethane, propane, isobutane, normal butane and natural gasoline

FORM 10-Q

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

•                  our ability to consummate acquisitions, integrate the acquired businesses successfully, realize anticipated cost savings and other synergies from any such acquisitions;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUTHCROSS ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit data)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,981	$7,490
Trade accounts receivable	48,645	50,994
Prepaid expenses	1,076	1,762
Other current assets	3,486	1,001
Total current assets	55,188	61,247

Property, plant and equipment, net	576,498	550,603
Intangible assets, net	1,596	1,624
Other assets	6,643	5,131
Total assets	$639,925	$618,605

LIABILITIES, PREFERRED UNITS, AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$60,390	$96,801
Other current liabilities	3,281	3,586
Total current liabilities	63,671	100,387

Long-term debt	236,500	191,000
Other non-current liabilities	1,317	751
Total liabilities	301,488	292,138

Commitments and contingencies (Note 9)

Series A convertible preferred units (1,715,000 units issued and outstanding as of June 30, 2013)	44,061	—

Partners’ capital:
Common units (12,222,692 and 12,213,713 units issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	176,138	194,365
Subordinated units (12,213,713 units issued and outstanding as of June 30, 2013 and December 31, 2012)	111,694	125,951
General Partner interest	6,857	6,628
Accumulated other comprehensive loss	(313)	(477)
Total partners’ capital	294,376	326,467
Total liabilities, preferred units, and partners’ capital	$639,925	$618,605

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$154,703	$105,701	$298,954	$226,319
Expenses:
Cost of natural gas and liquids sold	133,407	87,002	258,795	186,204
Operations and maintenance	10,284	8,381	20,173	15,579
Depreciation and amortization	8,261	3,674	15,510	7,338
General and administrative	5,582	3,202	11,623	5,636
Total expenses	157,534	102,259	306,101	214,757

(Loss) income from operations	(2,831)	3,442	(7,147)	11,562
Interest expense, net	(3,101)	(1,332)	(5,148)	(3,131)
(Loss) income before income tax expense	(5,932)	2,110	(12,295)	8,431
Income tax expense	(260)	(171)	(279)	(256)
Net (loss) income	$(6,192)	$1,939	$(12,574)	$8,175
Series A preferred unit in-kind distribution	(560)		(560)
Series A preferred unit valuation adjustment to maximum value	(4,666)		(4,666)
Net loss attributable to partners	(11,418)		(17,800)

General partner’s interest in net loss	(124)		(252)
Limited partners’ interest in net loss	$(11,294)		$(17,548)

Less deemed dividends on:
Redeemable preferred units		(777)		(1,519)
Series B redeemable preferred units		(1,592)		(1,784)
Series C redeemable preferred units		(59)		(59)
Preferred units		(3,840)		(7,586)
Net loss attributable to Southcross Energy LLC common unitholders		$(4,329)		$(2,773)

Basic and diluted loss per unit:
Net loss per limited partner common unit	$(0.65)		$(0.91)
Net loss per limited partner subordinated unit	$(0.27)		$(0.53)

Basic and diluted net loss per Southcross Energy LLC common unit		$(3.58)		$(2.28)

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net (loss) income	$(6,192)	$1,939	$(12,574)	$8,175
Other comprehensive income (loss):
Hedging losses reclassified to earnings and recognized in interest expense	100	85	194	85
Adjustment in fair value of derivatives	40	(349)	(30)	(349)
Total other comprehensive income (loss)	140	(264)	164	(264)
Comprehensive (loss) income	$(6,052)	$1,675	$(12,410)	$7,911

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(12,574)	$8,175
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,510	7,338
Unit-based compensation	1,093	146
Amortization of deferred financing costs	602	624
Unrealized loss	—	222
Other, net	19	—
Changes in operating assets and liabilities:
Trade accounts receivable	2,349	10,772
Prepaid expenses and other	823	617
Other non-current assets	(69)	(1,217)
Accounts payable and accrued liabilities	(7,123)	(13,212)
Interest payable	—	(1)
Other liabilities	(966)	(1,220)
Net cash (used in) provided by operating activities	(336)	12,244
Cash flows from investing activities:
Capital expenditures	(69,449)	(71,603)
Expenditures related to repair of Gregory plant fire damage, net insurance proceeds and deductible	(2,622)	—
Other	24	—
Net cash used in investing activities	(72,047)	(71,603)
Cash flows from financing activities:
Borrowings under our credit agreements	85,500	45,500
Repayments under our credit agreements	(40,000)	(39,245)
Payments on capital lease obligations	(261)	—
Financing costs	(2,045)	(2,514)
Proceeds from issuance of Series A convertible preferred units, net of issuance costs	38,835	—
Contributions from general partner	800	—
Repurchase and retirement of Southcross Energy LLC common units	—	(15,300)
Proceeds from issuance of Southcross Energy LLC Series B redeemable preferred units	—	42,800
Proceeds from issuance of Southcross Energy LLC Series C redeemable preferred units	—	30,000
Distribution to partners	(15,955)	—
Net cash provided by financing activities	66,874	61,241

Net (decrease) increase in cash and cash equivalents	(5,509)	1,882
Cash and cash equivalents — Beginning of period	7,490	1,412
Cash and cash equivalents — End of period	$1,981	$3,294

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$5,703	$4,586
Cash paid for taxes, net of refunds received	$87	$330

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND MEMBERS’ EQUITY

(In thousands)

(Unaudited)

	Partners’ Capital
				Accumulated Other
	Limited Partners			Comprehensive
	Common	Subordinated	General Partner	Loss	Total
BALANCE - December 31, 2012	$194,365	$125,951	$6,628	$(477)	$326,467
Net loss	(6,168)	(6,165)	(241)	—	(12,574)
Series A preferred unit in-kind distribution	(275)	(274)	(11)	—	(560)
Series A preferred unit valuation adjustment to maximum value	(4,666)	—	—	—	(4,666)
Issuance of general partner units	—	—	800	—	800
Unit-based compensation on long term incentive plan	800	—	—	—	800
Cash distributions paid	(7,818)	(7,818)	(319)	—	(15,955)
Net effect of cash flow hedges	—	—	—	164	164
Accrued distribution on long term incentive plan	(100)	—	—	—	(100)
BALANCE - June 30, 2013	$176,138	$111,694	$6,857	$(313)	$294,376

	Members’ Equity		Accumulated Other
	Common	Accumulated	Comprehensive
	Equity	Deficit	Loss	Total
BALANCE - December 31, 2011	$1,473	$(11,638)	$—	$(10,165)
Net income	—	8,175	—	8,175
Other comprehensive (loss)	—	—	(264)	(264)
Deemed dividend on redeemable preferred units	—	(1,519)	—	(1,519)
Deemed dividend on Series B redeemable preferred units	—	(1,784)	—	(1,784)
Deemed dividend on Series C redeemable preferred units	—	(59)	—	(59)
Deemed dividend on preferred units	—	(7,586)	—	(7,586)
Repurchase and retirement of common units	(131)	(15,169)	—	(15,300)
BALANCE - June 30, 2012	$1,342	$(29,580)	$(264)	$(28,502)

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Southcross Energy Partners, L.P. (the “Partnership,” “we,” “our,” or “us”) is a Delaware limited partnership formed in April 2012 to own, operate, develop and acquire midstream energy assets. Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “SXE.”

Southcross Energy LLC was formed in 2009 and is our predecessor. In connection with our initial public offering (“IPO”), Southcross Energy LLC contributed all of its operating subsidiaries (its net assets on a historical cost basis), excluding certain liabilities and all preferred units, and became our holding company. Southcross Energy LLC holds all of the equity interests in Southcross Energy Partners GP, LLC, a Delaware limited liability company and our general partner (“General Partner”), all of our subordinated units, 215,000 Series A Convertible Preferred Units (“Series A Preferred Units”) issued during the second quarter of 2013 (See Note 11), and common units equal to 7.0% of the total units outstanding.  Southcross Energy LLC is controlled through investment funds and entities associated with Charlesbank Capital Partners, LLC (“Charlesbank”). There was no change in the basis of accounting as a result of the IPO and the contributed net assets of Southcross Energy LLC.

On November 7, 2012, we completed our IPO.  After the completion of the IPO and full exercise of the underwriters’ option to purchase additional common units, Southcross Energy LLC’s direct and indirect equity ownership in us was 58.5%. After the Series A Preferred Units issuance during the second quarter of 2013 and Southcross Energy LLC’s subsequent sale of a portion of those units, Southcross Energy LLC’s direct and indirect equity ownership in us was 55.6%.  These condensed consolidated financial statements reflect our assets, liabilities, results of operations and cash flows beginning November 7, 2012 and those of Southcross Energy LLC for the periods ended before November 7, 2012.

See our 2012 Annual Report on Form 10-K for more information related to our organization.

Description of Business

We are a midstream natural gas company with operations in South Texas, Mississippi and Alabama. We operate as one reportable segment and provide, through our subsidiaries, natural gas gathering, processing, treating, compression and transportation services and NGLs fractionation and transportation services.  We also source, purchase, transport and sell natural gas and NGLs.  Our network of pipelines connects supplies of natural gas to our customers, which include industrial, commercial and power generation customers and local distribution companies.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q (this “report”) under the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by GAAP and should be read with our 2012 Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, are unaudited.  All intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals necessary for the fair presentation of the results of operations for the three and six months ended June 30, 2013 and 2012.  Information for interim periods may not be indicative of our operating results for the entire year.

The disclosures included in this report provide an update to our 2012 Annual Report on Form 10-K.

The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make various estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

We evaluate events that occur after the balance sheet date, but before the financial statements are issued, for potential recognition or disclosure.  Based on the evaluation, we determined that there were no material subsequent events for recognition or disclosure other than those disclosed herein.

Significant Accounting Policies

There were no material changes to our significant accounting policies described in Note 2 of our 2012 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Accounting standard-setting organizations frequently issue new or revised accounting rules. We regularly review new pronouncements to determine their impact, if any, on our consolidated financial statements and currently there are no new accounting pronouncements that would have a material impact.

3. NET LOSS PER LIMITED PARTNER UNIT AND DISTRIBUTIONS

Earnings Per Limited Partner Unit

The following is a reconciliation of net loss attributable to limited partners and the limited partner units used in the basic and diluted earnings per unit calculations for the three and six months ended June 30, 2013 (in thousands, except unit and per unit data):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Net loss	$(6,192)	$(12,574)
Series A preferred unit distribution	(560)	(560)
Series A preferred unit valuation adjustment to maximum value	(4,666)	(4,666)
Net loss attributable to partners	$(11,418)	$(17,800)

General partner’s interest	$(124)	$(252)
Limited partners’ interest:
Common (1)	$(7,981)	$(11,108)
Subordinated	$(3,313)	$(6,440)

Three Months Ended June 30, 2013	Common	Subordinated
Interest in net loss	$(7,981)	$(3,313)

Weighted-average units - basic	12,223	12,214
Effect of dilutive units (2)	—	—
Weighted-average units - dilutive	12,223	12,214

Basic earnings per unit:
Net loss per unit	$(0.65)	$(0.27)

Dilutive earnings per unit:
Net loss per unit	$(0.65)	$(0.27)

Six Months Ended June 30, 2013	Common	Subordinated
Interest in net loss	$(11,108)	$(6,440)

Weighted-average units - basic	12,218	12,214
Effect of dilutive units (2)	—	—
Weighted-average units - dilutive	12,218	12,214

Basic earnings per unit:
Net loss per unit	$(0.91)	$(0.53)

Dilutive earnings per unit:
Net loss per unit	$(0.91)	$(0.53)

(1) The valuation adjustment to maximum redemption value of the Series A Preferred Units as of June 30, 2013 reduced the income available to common units in the calculation of earnings per unit (See Note 11).

(2) The effect of the dilutive units would be anti-dilutive to the per unit calculation because we had a net loss for the three and six months ended June 30, 2013.  Therefore, the weighted average units outstanding are the same for basic and dilutive net loss per common unit. The weighted average units that were not included in the computation of diluted per unit amounts were 161,400 unvested units (See Note 13) and 1,398,667 Series A Preferred Units (See Note 11) for the three months ended June 30, 2013, and 148,506 unvested units and 703,197 Series A Preferred Units for the six months ended June 30, 2013.

Distributions

Our Second Amended and Restated Agreement of Limited Partnership (“Partnership Agreement”) requires that, within 45 days after the end of each quarter we distribute all of our available cash to unitholders of record (other than holders of Series A Preferred Units) on the applicable record date, as determined by our General Partner.  Currently, the Partnership Agreement restricts distributions to our unitholders to our established minimum quarterly distribution of $0.40 per unit until the Target Leverage Ratio (see Note 5) has been met.

Series A Preferred Units

During the second quarter of 2013, we raised $40.0 million of equity through issuances of 1,715,000 Series A Preferred Units and an additional General Partner contribution to satisfy the requirements of the second amendment to our $350.0 million senior secured credit facility with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders (“Credit Facility”) (See Note 5 and Note 11). Under the terms of our Partnership Agreement, we are required to pay the holders of our Series A Preferred Units quarterly distributions of in-kind Series A Preferred Units for the first four full quarters following the issuance of the units and continuing thereafter until we have given notice under the Credit Facility that we have achieved the Target Leverage Ratio (See Note 5) and after the board of directors of our General Partner determines to begin paying quarterly distributions in cash.  In-kind distributions will be in the form of Series A Preferred Units at a rate of $0.40 per outstanding Series A Preferred Unit per quarter (or 7% per year of the per unit purchase price) or, beginning after four full quarters, such higher per unit rate as is paid in respect to our common units. Cash distributions will equal the greater of $0.40 per unit per quarter or the quarterly distribution paid with respect to each common unit.  For the three and six months June 30, 2013, the preferred paid in-kind (“PIK”) distribution is combined with the net loss to determine the net loss attributable to general and limited partner interest.  The valuation adjustment to maximum redemption value of Series A Preferred Units as of June 30, 2013 reduced the net income available only to common units in the calculation of earnings per unit.  Because we have net losses for the three and six months ended June 30, 2013, the inclusion of the Series A Preferred Units in the calculation of diluted earnings per unit would be anti-dilutive.

The Series A Preferred Units are considered participating securities for purposes of the basic earnings per unit calculation during periods in which they receive cash distributions.  As we are required to pay in-kind distributions for the first four full quarters and continuing until the Target Leverage Option (See Note 5) has been achieved, the Series A Preferred Units have been excluded from the basic earnings per unit calculation for the three and six months ended June 30, 2013.

The following table represents the PIK distribution earned for the period ended June 30, 2013 (in thousands, except per unit and in-kind distribution data):

				In-Kind Series A
				Preferred
				Distributions	In-Kind Unit
	Attributable to the	Per Unit		to Series A	Distribution to
Payment Date	Quarter Ended	Distribution		Preferred Holders	General Partner	Value(3)

2013
August 14, 2013	June 30, 2013	$0.35	(1)	22,276	455	$520
August 14, 2013	June 30, 2013	$0.20	(2)	2,199	45	$51

(1) Per unit distribution of $0.35 corresponds to the minimum quarterly distribution of $0.40 per unit, or $1.60 on an annualized basis, pro-rated for the portion of the quarter following the issuance of 1,466,325 Series A Preferred Units and 29,925 general partner units on April 12, 2013.

(2) Per unit distribution of $0.20 corresponds to the minimum quarterly distribution of $0.40 per unit, or $1.60 on an annualized basis, pro-rated for the portion of the quarter following the issuance of 248,675 Series A Preferred Units and 5,075 general partner units on May 15, 2013.

(3) The value was calculated based on the Series A Preferred Units issue price of $22.86 as stated in the Partnership Agreement, multiplied by the number of units distributed.

Common Units

The following table represents our distribution declared for the period ended June 30, 2013 and distributions paid for the periods ended March 31, 2013 and December 31, 2012 (in thousands, except unit and per unit data):

				Distributions
	Attributable to the	Per Unit		Limited Partners
Payment Date	Quarter Ended	Distribution		Common	Subordinated	General Partner	Total

2013
August 14, 2013	June 30, 2013	$0.35	(1)	$—	$—	$10	$10
August 14, 2013	June 30, 2013	$0.20	(2)	$—	$—	$1	$1
August 14, 2013	June 30, 2013	$0.40		$4,890	$4,886	$199	$9,975
May 15, 2013	March 31, 2013	$0.40		$4,888	$4,886	$199	$9,973

2012
February 14, 2013	December 31, 2012	$0.24	(3)	$2,931	$2,931	$120	$5,982

(1) Per unit distribution of $0.35 corresponds to the minimum quarterly distribution of $0.40 per unit, or $1.60 on an annualized basis, pro-rated for the portion of the quarter following the issuance of 29,925 general partner units on April 12, 2013.

(2) Per unit distribution of $0.20 corresponds to the minimum quarterly distribution of $0.40 per unit, or $1.60 on an annualized basis, pro-rated for the portion of the quarter following the issuance of 5,075 general partner units on May 15, 2013.

(3) Per unit distribution of $0.24 corresponds to the minimum quarterly distribution of $0.40 per unit, or $1.60 on an annualized basis, pro-rated for the portion of the quarter following the closing of our IPO on November 7, 2012.

Earnings Per Common Unit of Southcross Energy LLC

The following is a reconciliation of net income per common unit used in the basic and diluted earnings per unit calculations for the three and six month periods ended June 30, 2012 (in thousands, except unit and per unit data):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Net loss attributable to Southcross Energy LLC common unitholders	$(4,329)	$(2,773)

Weighted-average common units outstanding - basic	1,210	1,215
Effect of unvested common units	132	185
Weighted-average common units outstanding-diluted	1,342	1,400

Basic earnings per common unit:
Net loss per common unit	$(3.58)	$(2.28)

Diluted earnings per common unit:
Net loss per common unit	$(3.58)	$(2.28)

Southcross Energy LLC calculated earnings per common unit by first deducting the amount of cumulative returns on both the redeemable preferred and preferred units from net income (loss), and dividing this amount by the weighted average number of vested common units (including both the vested Class A common units and Class B units).  The weighted average number of unvested units that would be included in the computation of diluted earnings per unit was 132,383 and 184,896 units for the three and six months ended June 30, 2012, respectively.  Because we had a net loss for the three and six months ended June 30, 2012, the unvested units would be anti-dilutive.  Therefore, the weighted average units outstanding are the same for basic and diluted net loss per common unit.

4. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

As of June 30, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair values based on the short-term nature of these instruments.

Credit Facility

The fair value of the debt funded through our Credit Facility executed in 2012 approximates its carrying amount as of June 30, 2013 due primarily to the variable nature of the interest rate of the instrument and given the limited changes in the interest rate environment since its origination on November 7, 2012, which is considered a Level 2 fair value measurement.

Derivatives

Interest Rate Swaps

We manage a portion of our interest rate risk through interest rate swaps.  In March 2012, we terminated an interest rate cap contract and entered into an interest rate swap contract with Wells Fargo, N.A. The interest rate swap has a notional value of $150.0 million, and a maturity date of June 30, 2014. We receive a floating rate based upon one-month LIBOR and pay a fixed rate under the interest rate swap of 0.54%.  As of June 30, 2013 and December 31, 2012, the current portion of the interest rate swap liability of $0.4 million and $0.3 million, respectively, was included within other current liabilities.  As of December 31, 2012, the non-current portion of the interest rate swap liability of $0.3 million was included within other non-current liabilities.  As of June 30, 2013, there was no non-current portion of the interest rate swap liability.

The fair value of the interest rate swap liabilities were as follows (in thousands):

	Fair value measurement as of
	June 30, 2013	December 31, 2012
	Significant Other Observable Inputs (Level 2)
Interest rate swap liabilities	$421	$638

The interest rate swap is designated as a cash flow hedge for accounting purposes and, thus, to the extent the cash flow hedge is effective, unrealized gains and losses are recorded to accumulated other comprehensive gain/(loss) and recognized in interest expense as the underlying hedged transactions (interest payments) are recorded. Any hedge ineffectiveness is recognized in interest expense immediately. We did not have any hedge ineffectiveness during the period ended June 30, 2013.

The effect of the interest rate swap designated as a cash flow hedge in our statements of changes in partners’ capital and members’ equity and comprehensive income/(loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Change in value recognized in other comprehensive income/(loss)-effective portion	$40	$(349)	$(30)	$(349)
Loss reclassified from accumulated other comprehensive loss to interest expense	$100	$85	$194	$85

Based on current interest rates, we estimate that approximately $0.4 million of hedging losses related to the interest rate swap contract will be reclassified from accumulated other comprehensive income/(loss) into results of operations within the next 12 months.

On an ongoing basis, a derivative instrument designated as a cash flow hedge must be highly effective in offsetting changes in cash flows of the hedged item.  If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting will be discontinued prospectively. Changes in fair value of the associated hedging instrument are then recognized immediately in earnings for the remainder of the contract term unless a new hedging relationship is designated.  The assessment of effectiveness excludes counterparty default risk and our own non-performance risk. The effect of these valuation adjustments was immaterial for the three and six months ended June 30, 2013 and 2012, respectively.

If it becomes probable that a forecasted transaction will not occur, hedge accounting will be discontinued and the related deferred gains or losses are recognized in our results of operations immediately.  There were no amounts of gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction (future interest payments) would not occur by the end of the originally specified time period.

The amounts recognized in interest expense associated with derivatives that are not designated as hedging instruments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unrealized loss on interest rate cap	$—	$—	$—	$222
Realized loss on interest rate cap	$27	$—	$54	$—

Commodity Swaps

In our normal course of business, periodically we enter into month-ahead swap contracts to hedge our exposure to certain intra-month natural gas index pricing risk. The total volume of outstanding month ahead swap contracts as of June 30, 2013 was 12,000 MMBtu.  We had no outstanding month-ahead swap contracts as of December 31, 2012.  We define the contracts as Level 2 because the index price associated with such contracts is observable and tied to a similarly quoted first-of-the-month natural gas index price.  The fair value of such contracts was immaterial as of June 30, 2013.

The realized losses on these derivatives, recognized in revenues in our statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized (loss) on derivatives	$(10)	$(46)	$(57)	$(39)

5. LONG-TERM DEBT

Credit Facility

In connection with the closing of the IPO, we entered into the Credit Facility and utilized it to fund fees and expenses incurred in connection with the IPO and for the repayment of a portion of Southcross Energy LLC’s debt under its amended and restated credit agreement.

We may utilize the Credit Facility for working capital requirements and capital expenditures, the purchase of assets, the payment of distributions, the repurchase of units and other general purposes within limitations established by the Second Amendment (as defined and described below). The Credit Facility matures on November 7, 2017, the fifth anniversary of the IPO closing date.

Amended Credit Facility

On March 27, 2013, we entered into the first amendment (the “First Amendment”) to the Credit Facility. As a result of the First Amendment our available credit was reduced from $350.0 million to the sum of $250.0 million plus any amounts placed on deposit in a collateral account of our General Partner (the “Collateral Account”) and letters of credit outstanding. Amounts on deposit in the Collateral Account are pledged as collateral to the Credit Facility. Pursuant to the First Amendment, we were allowed to pay our quarterly cash distribution of available cash for the first quarter 2013 in an amount not to exceed the amount on deposit in the Collateral Account regardless of whether we met certain financial covenants for the period ending March 31, 2013. Because the First Amendment did not modify our requirement to meet the financial covenants under the Credit Facility beginning March 31, 2013, and because we believed it was unlikely that we would be in compliance with our financial covenants for the quarter ending March 31, 2013, we further amended our Credit Facility as discussed below.  We incurred $0.6 million in fees in connection with the First Amendment, which have been deferred, and are being amortized over the remaining life of the Credit Facility.

On April 12, 2013, we entered into the limited waiver and second amendment (the “Second Amendment”) to the Credit Facility (as amended by the First Amendment and the Second Amendment, the “Amended Credit Facility”), which waived our defaults relating to financial covenants in the Credit Facility for the period ending March 31, 2013 and provided more favorable financial covenants until we give notice under the Amended Credit Facility that we have achieved a consolidated total leverage ratio (the “Target Leverage Ratio”) of 4.25 to 1.00 for one quarter or 4.50 to 1.00 for two consecutive quarters, calculated excluding the benefit of cash on deposit in the Collateral Account and any equity cure amounts (the “Target Leverage Test”). The Target Leverage Test is

not a required calculation under the Second Amendment, and can be calculated and elected at our option (the “Target Leverage Option”). For any calendar quarter ending on or before December 31, 2013, we have the right (which cannot be exercised more than two times) to cure defaults under our financial covenants by having our General Partner and/or Southcross Energy LLC place additional funds into the Collateral Account (such funds being the equity cure). Our available credit, excluding our letters of credit, continues to be subject to the availability limits described in the First Amendment.  We incurred $1.4 million in fees in connection with the Second Amendment which have been deferred and are being amortized over the remaining life of the Credit Facility.

As a condition to the Second Amendment, Southcross Energy LLC and our General Partner deposited into the Collateral Account $34.2 million, including the $10.0 million previously deposited under the First Amendment. The $34.2 million was then utilized to purchase Series A Preferred Units as described below.  Additionally, Southcross Energy LLC and our General Partner agreed to deposit into the Collateral Account proceeds received from cash distributions on our common and subordinated units that they own and that are attributable to each calendar quarter in 2013.  On May 15, 2013, Southcross Energy LLC and our General Partner deposited their first quarter cash distribution of $5.8 million into the Collateral Account.

The Second Amendment provides for, among other things, the following:

•                                          an increase in our letters of credit sublimit from $31.5 million to $50.0 million; and

•                                          until we achieve the Target Leverage Ratio:

•                                          an increase in our interest rate to be LIBOR plus 4.50% (after achieving the Target Leverage Ratio our interest rate reverts to the original pricing grid of not more than LIBOR plus 3.25%);

•                                          a limit to our growth capital expenditures of $25.0 million for the remaining three quarters of 2013 and an additional $25.0 million for the subsequent 18-months ending June 30, 2015 (provided that if additional cash, as required under the Second Amendment, is placed in the Collateral Account, such expenditures may be increased to $28.0 million for the remaining three quarters of 2013 and the subsequent 18-months ending June 30, 2015);

•                                          distributions to our unitholders are effectively limited to our established minimum quarterly distribution of $0.40 per unit; and

•                                          our ability to make acquisitions is limited.

Pursuant to the Second Amendment, during the second quarter of 2013, Southcross Energy LLC and our General Partner made an equity investment in us in an aggregate amount equal to $40.0 million in exchange for 1,715,000 Series A Preferred Units, which distributions on such securities are required to be non-cash pay until the Target Leverage Test has been satisfied, and 35,000 General Partner units. Our total capital infusion of $40.0 million from all sales of Series A Preferred Units and General Partner contributions (See Note 11), was used to reduce borrowings under our Amended Credit Facility.

If we fail to comply with the financial covenants of the Amended Credit Facility for the calendar quarters ending on or before December 31, 2013, we have the right (which cannot be exercised more than two times) to cure the failure to comply by having Southcross Energy LLC and/or our General Partner deposit into the Collateral Account the amount required by the Second Amendment.

For the quarter ended June 30, 2013, the Second Amendment requires us to have Consolidated EBITDA (as defined in the Credit Facility) of at least $9.0 million and we are not subject to a consolidated total leverage ratio for such quarter.  As a result of our not meeting the Consolidated EBITDA covenant for the quarter ended June 30, 2013 we utilized our right to cure and Southcross Energy LLC deposited approximately $2.8 million into the Collateral Account on August 6, 2013 which was in advance of the date required under the Second Amendment.  For the remaining two quarters of 2013, we have one additional right to cure.

The Second Amendment provides that until we satisfy the Target Leverage Ratio, we are allowed to calculate an Adjusted Consolidated Total Leverage Ratio (as provided in the Second Amendment), which allows for the netting of total funded indebtedness with amounts on deposit in the Collateral Account, and we may not permit our Adjusted Consolidated Total Leverage Ratio to exceed the ratio set forth below for the corresponding period:

Maximum Adjusted Consolidated Total Leverage Ratio
September 30, 2013	7.25 to 1.00
December 31, 2013	6.75 to 1.00
March 31, 2014	6.25 to 1.00
June 30, 2014	5.25 to 1.00
September 30, 2014	5.00 to 1.00
December 31, 2014	4.75 to 1.00
March 31, 2015 and thereafter	4.50 to 1.00

If we fail to meet the Target Leverage Test by June 30, 2014, all or a portion of the cash distributions we make to Southcross Energy LLC and our General Partner for the quarters ending June 30, 2013, September 30, 2013 and December 31, 2013 will be invested in us as additional non-cash pay equity securities until the Target Leverage Test has been satisfied. If, as of June 30, 2014, the Target Leverage Test is met, any funds then on deposit in the Collateral Account (other than equity cure amounts and amounts deposited in the Collateral Account to allow us to increase the amount of our capital expenditures) will be released to Southcross Energy LLC and our General Partner.

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

Borrowings under the Amended Credit Facility bear interest at LIBOR plus an applicable margin or a base rate as defined in the respective credit agreements. Under the terms of the Credit Facility, the applicable margin under LIBOR borrowings was 4.5% at June 30, 2013. The weighted-average interest rate for the three and six months ending June 30, 2013 was 4.61% and 4.06%, respectively.

Our borrowings under the Amended Credit Facility were $236.5 million as of June 30, 2013, and our remaining available capacity under the Amended Credit Facility was $13.5 million as of June 30, 2013. For the three and six months ended June 30, 2013, our average outstanding borrowings were $235.2 million and $231.2 million, respectively, and our maximum outstanding borrowings were $257.0 million for both the three and six months ended June 30, 2013.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated	June 30,	December 31,
	Useful Life	2013	2012
Pipelines	30	$317,568	$250,177
Gas processing, treating and other plants	15	236,589	221,594
Compressors	7	20,030	19,241
Rights of way and easements	15	20,729	20,729
Furniture, fixtures and equipment	5	3,327	3,087
Capital lease vehicles	3-5	1,240	—
Total property, plant and equipment		599,483	514,828
Accumulated depreciation and amortization		(61,909)	(46,466)
Total		537,574	468,362

Construction in progress		33,625	77,011
Land and other		5,299	5,230
Property, plant and equipment, net		$576,498	$550,603

Depreciation is provided using the straight-line method based on the estimated useful life of each asset.  Depreciation expense for the three months ended June 30, 2013 and 2012 was $8.2 million and $3.7 million, respectively.  Depreciation expense for the six months ended June 30, 2013 and 2012 was $15.5 million and $7.3 million, respectively.

Costs related to projects during construction, including interest on funds borrowed to finance the construction of facilities, are capitalized as construction in progress.  For the three months ended June 30, 2013 and 2012, we capitalized interest of $0.4 million and $1.2 million, respectively.  For the six months ended June 30, 2013 and 2012, we capitalized interest of $1.0 million and $2.3 million, respectively.

In January 2013, we shut down our Gregory facility to perform extensive turnaround maintenance activities and to connect additional equipment to enhance NGL recoveries.  As the turnaround maintenance was nearing completion in January 2013, we experienced a fire at this facility.  In connection with the fire, we spent approximately $3.9 million to return the plant to service and filed an insurance claim related to these costs.  We recovered $1.0 million from insurance during the second quarter and believe it is probable that we will recover the remaining costs, less a $0.3 million deductible, under our current insurance policies.

7. OTHER ASSETS

Other assets consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Deferred financing costs	$5,828	$4,385
Prepaid expenses	614	551
Other	201	195
Total other assets	$6,643	$5,131

We incurred $2.0 million in costs in connection with the First Amendment and Second Amendment entered into during the six months ended June 30, 2013.  We incurred $5.2 million in costs as a result of entering into amendments to our and our predecessor’s credit agreements during 2012.

Deferred financing costs are amortized over the life of the Credit Facility.  Amortization of deferred financing costs recorded in interest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Amortization of deferred financing costs	$335	$341	$602	$624

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade accounts payable as of June 30, 2013 and December 31, 2012 included $11.4 million and $40.7 million, respectively, related to capital expenditures and such amounts have been reflected as non-cash investing activities within the condensed consolidated statements of cash flows.

During the period ended June 30, 2013, an asset retirement obligation was recorded when we determined we could reasonably estimate the settlement date and amount of the expense that will be incurred based on new information.  We recorded an asset retirement obligation of $0.4 million for the three and six months ended June 30, 2013 related to the discontinued use of assets, which is included in operations and maintenance expense on our consolidated statements of operations.

9. COMMITMENTS AND CONTINGENCIES

Legal Matters

On March 5, 2013, our subsidiary filed suit against Formosa Hydrocarbons Company, Inc. (“Formosa”).  The lawsuit seeks recoveries of losses that we believe our subsidiary experienced as a result of the failure of Formosa to perform certain of its obligations under the gas processing contract between the parties.  Formosa has filed a response generally denying our claims. We cannot predict the outcome of such litigation or the timing of any related recoveries.

From time to time, we are party to certain legal or administrative proceedings that arise in the ordinary course and are incidental to our business. There currently are no such pending proceedings to which we are a party that our management believes will have a material adverse effect on our results of operations, cash flows or financial condition. However, future events or circumstances, currently unknown to management, will determine whether the resolution of any litigation or claims ultimately will have a material effect on our results of operations, cash flows or financial condition in any future reporting periods. As of June 30, 2013, we did not have any amounts accrued for our legal proceedings.

Regulatory Compliance

In the ordinary course of our business, we are subject to various laws and regulations. In the opinion of our management, compliance with current laws and regulations will not have a material effect on our results of operations, cash flows or financial condition.

Capital Leases

We have auto leases classified as capital leases that are recorded in other current liabilities and other non-current liabilities in our consolidated balance sheet as of June 30, 2013. The terms of the agreements vary from 2013 until 2017. We recorded amortization expense related to the capital leases of $0.1 million and $0.2 million for the three and six months ended June 30, 2013, respectively. We had no capital leases during 2012.

Fiscal Year	Capital Leases
2013 (remaining)	$254
2014	449
2015	230
2016	59
2017	9
Total future payments	1,001
Less: Imputed interest	(49)
Future lease payments	$952

Capital leases recorded during the three and six months ended June 30, 2013 were $0.1 million and $1.2 million, respectively.

Operating Leases

We maintain operating leases in the ordinary course of business activities.  These leases include those for office and other operating facilities and equipment.  The terms of the agreements vary from 2013 to 2017.  Future minimum annual rental commitments under our operating leases at June 30, 2013 were as follows (in thousands):

Fiscal Year	Operating Leases
2013 (remaining)	$561
2014	537
2015	510
2016	404
2017	74
Future lease payments	$2,086

Expenses associated with operating leases were $0.3 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively.  Expenses associated with operating leases were $0.8 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.

Purchase Commitments

At June 30, 2013, we had commitments of approximately $2.6 million to purchase equipment related to our capital projects.

10. TRANSACTIONS WITH RELATED PARTIES

Charlesbank

Before our IPO, Charlesbank provided certain management services to Southcross Energy LLC pursuant to a management services agreement (“Charlesbank Agreement”) that specified an annual management fee of $0.6 million. Southcross Energy LLC received services under the Charlesbank Agreement until the IPO. Concurrently with the IPO, the Charlesbank Agreement was terminated and we did not incur management fees thereafter.  For the three and six months ended June 30, 2013 we did not incur management fees due to the termination of the Charlesbank Agreement at the IPO date.  For the three and six months ended June 30, 2012, Southcross Energy LLC incurred management fees of $0.2 and $0.3 million, respectively, for services received under the Charlesbank Agreement.

Southcross Energy Partners GP, LLC (our General Partner)

Our General Partner does not receive a management fee or other compensation for its management of us.  However, our General Partner and its affiliates are entitled to reimbursements for all expenses incurred on our behalf, including, among other items, compensation expense for all employees required to manage and operate our business.  During the three and six months ended June 30, 2013, we incurred expenses of $6.2 million and $12.1 million, respectively, related to these reimbursements which were reflected in operating expenses in our consolidated statements of operations.

The reimbursement of our compensation expenses to our General Partner began on January 1, 2013 in accordance with our Partnership Agreement.

During the second quarter of 2013, to satisfy our requirements under our Amended Credit Facility, we entered into the Purchase Agreement (as defined below) with Southcross Energy LLC, pursuant to which we issued and sold 1,715,000 Series A Preferred Units to Southcross Energy LLC for a cash purchase price of $22.86 per Series A Preferred Unit, in a privately negotiated transaction (See Note 11).  At June 30, 2013, Southcross Energy LLC held 215,000 Series A Preferred Units.  See Note 5 for discussion of the Cash Collateral account held by our General Partner.

11. SERIES A PREFERRED UNITS

We entered into a Series A Convertible Preferred Unit Purchase Agreement (the “Purchase Agreement”) with Southcross Energy LLC, pursuant to which we issued and sold 1,715,000 Series A Preferred Units to Southcross Energy LLC during the second quarter of 2013.  Series A Preferred Units were sold to Southcross Energy LLC for a cash purchase price of $22.86 per unit, in a privately negotiated transaction (the “Private Placement”). Southcross Energy LLC sold 1,500,000 of these Series A Preferred Units to third parties during the second quarter of 2013.

Our total capital infusion of $40.0 million, from all sales of Series A Preferred Units and General Partner capital contributions, was used to reduce borrowings under our Amended Credit Facility (See Note 5). The Private Placement resulted in proceeds to us of $39.2 million. Also, we received a $0.8 million capital contribution from our General Partner to maintain its 2.0% general partner interest in us.

Applicable accounting guidance related to the Series A Preferred Units requires that equity instruments with redemption features that are redeemable at the option of the holder be classified outside of permanent equity.  The change of control rights associated with the Series A Preferred Units requires the units to be classified outside of permanent equity.  The Series A Preferred Units have been adjusted to maximum redemption value as of June 30, 2013 as the maximum redemption value, calculated in accordance with the change of control rights provision of our Partnership Agreement, is currently greater than the fair value of the units at issuance.  The valuation adjustment to maximum redemption value of $4.7 million and the distributions associated with the Series A Preferred Units of $0.6 million have been deducted from partners’ capital and reduced earnings per unit during the three and six months ended June 30, 2013.  Additionally, none of the identified embedded derivatives relating to the terms of the Series A Preferred Units requires bifurcation, as each embedded derivative was determined to be clearly and closely related to the host contract.

Voting Rights: The Series A Preferred Units are a new class of voting equity security that ranks senior to all of our other classes or series of equity securities with respect to distribution rights and rights upon liquidation.  The Series A Preferred Units have voting rights identical to the voting rights of the common units and will vote with the common units as a single class, such that each Series A Preferred Unit (including each Series A Preferred Unit issued as an in-kind distribution, discussed below) is entitled to one vote for each common unit into which such Series A Preferred Unit is convertible on each matter with respect to which each common unit is entitled to vote.

Distribution Rights: Holders of Series A Preferred Units are entitled to quarterly distributions of in-kind Series A Preferred Units for the first four full quarters following the issue date and continuing thereafter until the board of directors of our General Partner determines to begin paying quarterly distributions in cash, and thereafter in cash. The board of directors of our General Partner may not elect to begin paying quarterly distributions on the Series A Preferred Units in cash until we have exercised the Target Leverage Option (pursuant to the Second Amendment) under our Amended Credit Facility.  In-kind distributions will be in the form of Series A Preferred Units at a rate of $0.40 per outstanding Series A Preferred Unit per quarter (or 7% per year of the per unit purchase price) or, beginning after four full quarters, such higher per unit rate as is paid in respect of our common units. Cash distributions will equal the greater of $0.40 per unit per quarter or the quarterly distribution paid with respect to each common unit.

Conversion Rights: Beginning on the later of January 1, 2015 and the date we exercise the Target Leverage Option (pursuant to the Second Amendment), Series A Preferred Units (including Series A Preferred Units issued as in-kind distributions) will be convertible into common units on a one-for-one basis, except that conversion will be prohibited to the extent that it would cause (on a pro forma basis) our estimated quarterly distributions over any of the succeeding four quarters to exceed our total distributable cash flow in that quarter. Additionally, on the later of January 1, 2015 and the date we exercise the Target Leverage Ratio (pursuant to the Second Amendment), we will have the right at any time to convert all or some of the Series A Preferred Units (including Series A Preferred Units issued as in-kind distributions) then outstanding into common units if (i) the daily volume-weighted average trading price of the common units on the national securities exchange on which the common units are listed or admitted to trading for the trailing 30-trading-day period before our notice of conversion is greater than 130.0% of the unit purchase price for the Series A Preferred Units, (ii) the average daily trading volume of common units on the securities exchange exceeds 40,000 common units for those 30 trading days and (iii) the conversion would not cause (on a pro forma basis) our estimated quarterly distributions over any of the succeeding four quarters to exceed our total distributable cash flow in that quarter.  Further, the Series A Preferred Units will be convertible into common units based on an exchange ratio of 110.0% of the Series A Preferred Units if a third party acquires majority ownership control of our General Partner or we sell substantially all of our assets, in either case before January 1, 2015.

Dissolution and Liquidation: The Series A Preferred Units are senior to our common units with respect to rights on dissolution and liquidation. Common units issued upon conversion of Series A Preferred Units will rank equally with the rest of our common units with respect to rights on dissolution and liquidation.

12. PARTNERS’ CAPITAL

Common Units

Our common units represent limited partner interests in us. The holders of our common units are entitled to participate in partnership distributions and are entitled to exercise the rights and privileges available to limited partners under our Partnership Agreement. We have authorized 13,963,713 common units as of June 30, 2013 and December 31, 2012.

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

General Partner Interests

Our general partner interest consisted of 533,518 general partner units as of June 30, 2013 and 498,518 general partner units as of December 31, 2012.  In conjunction with the Private Placement, our General Partner made a capital contribution in the amount of $0.8 million in exchange for an issuance of an additional 35,000 general partner units during the second quarter of 2013 to maintain its 2.0% ownership interest in us.

13. UNIT BASED COMPENSATION

Long-Term Incentive Plan

On November 7, 2012, and in conjunction with our IPO, we established a 2012 Long-Term Incentive Plan (“Incentive Plan”), which provides incentive awards to eligible officers, employees and directors of our General Partner. Awards granted to employees under the Incentive Plan vest over a three-year period in equal annual installments in either a common unit or an amount of cash equal to the fair market value of a common unit at the time of vesting, as determined by management at its discretion. These awards also include distribution equivalent rights which grant the holder the right to receive an amount equal to all or a portion of the cash distributions on common units during the period the award remains outstanding.

The following table summarizes information regarding awards of units granted under the Incentive Plan:

	Six Months Ended June 30, 2013
	Units	Weighted-average fair value at grant date
Unvested - December 31, 2012	144,500	$23.01
Granted units	37,179	$19.91
Forfeited units	(11,300)	$22.45
Vested units	(8,979)	$19.83
Unvested - June 30, 2013	161,400	$22.37

We granted awards under the Incentive Plan, which we have classified as equity awards, with a grant date fair value of approximately $0.7 million for the six months ended June 30, 2013. As of June 30, 2013, we had total unamortized compensation expense of $3.0 million related to these units, which we expect to be amortized over the three year vesting period. As of June 30, 2013, we had 1,579,621 units available for issuance under the Incentive Plan.

The following table summarizes information regarding recognized compensation expense, which is included in general and administrative expense on our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unit-based compensation	$685	$146	$1,093	$146

14. REVENUES

We had revenues consisting of the following categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales of natural gas	$106,552	$63,923	$204,861	$137,194
Sales of NGLs and condensate	33,792	30,829	66,212	67,646
Transportation, gathering and processing fees	14,175	10,837	27,520	21,285
Other	184	112	361	194
Total revenues	$154,703	$105,701	$298,954	$226,319

15. CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

Our primary markets are in South Texas, Alabama and Mississippi. We have a concentration of revenues and trade accounts receivable due from customers engaged in the production, trading, distribution and marketing of natural gas and NGL products. These concentrations of customers may affect overall credit risk in that these customers may be affected similarly by changes in economic, regulatory or other factors. We analyze the customers’ historical financial and operational information before extending credit.

Our top ten customers for the six months ended June 30, 2013 and 2012 represent the following percentages of consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Top 10 customers	57.7%	70.5%	59.6%	70.4%

The percentage of total consolidated revenue for each customer that exceeded 10% of total revenues for the three or six months ended June 30, 2013 or the three or six months ended June 30, 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sherwin Alumina Company	12.9%	10.5%	12.5%	10.1%
Dow Hydrocarbons & Resources LLC	10.9%	(a)	(a)	(a)
Formosa Hydrocarbons Co., Inc.	(a),(b)	28.2%	12.3%	29.3%

(a) Information is not provided for periods for which the customer or producer was less than 10% of our consolidated revenue.
(b) Our contract with Formosa terminated on June 1, 2013.

For the six months ended June 30, 2013 and 2012, we did not experience significant non-payment for services. At June 30, 2013, we did not record an allowance for uncollectable accounts receivable.

16. SUBSEQUENT EVENTS

Partnership Distribution

On July 29, 2013, we announced a cash distribution of $0.40 per common and subordinated unit attributable to the quarter ended June 30, 2013, which will be paid on August 14, 2013 to unitholders of record on August 9, 2013.  Also on July 29, 2013, we announced a Series A Preferred Unit and general partner unit distribution, each of which will be paid in-kind, of $0.40, pro-rated during the quarter for the amount of time outstanding, attributable to the quarter ended June 30, 2013, which will be paid on August 14, 2013 to unitholders of record on August 9, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and How We Evaluate our Operations

Overview

Southcross Energy Partners, L.P. (the “Partnership,” “we,” “our” or “us”) is a Delaware limited partnership formed in April 2012 to own, operate, develop and acquire midstream energy assets. Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “SXE.”

Southcross Energy LLC was formed in 2009 and is our predecessor. In connection with our initial public offering (“IPO”), Southcross Energy LLC contributed all of its operating subsidiaries (its net assets on a historical cost basis), excluding certain liabilities and all preferred units, and became our holding company. Southcross Energy LLC holds all of the equity interests in Southcross Energy Partners GP, LLC, a Delaware limited liability company and our general partner (“General Partner”), all of our subordinated units, 215,000 Series A Preferred Units issued during the second quarter of 2013, and common units equal to 7.0% of the total units outstanding.  Southcross Energy LLC is controlled through investment funds and entities associated with Charlesbank Capital Partners, LLC (“Charlesbank”). There was no change in the basis of accounting as a result of the IPO and the contributed net assets of Southcross Energy LLC.

On November 7, 2012, we completed our IPO.  After the completion of the IPO and full exercise of the underwriters’ option to purchase additional common units, Southcross Energy LLC’s direct and indirect equity ownership in us was 58.5%. After the Series A Preferred Units issuance during the second quarter of 2013 and Southcross Energy LLC’s subsequent sale of a portion of those units, Southcross Energy LLC’s direct and indirect equity ownership in us was 55.6%.  These condensed consolidated financial statements reflect our assets, liabilities, results of operations and cash flows beginning November 7, 2012 and those of Southcross Energy LLC for the periods ended before November 7, 2012.

See our 2012 Annual Report on Form 10-K for more information related to our organization.

Our Operations

Our integrated operations provide a full range of complementary services extending from wellhead to market, including gathering natural gas at the wellhead, treating natural gas to meet downstream pipeline and customer quality standards, processing natural gas to separate NGLs from natural gas, fractionating the resulting NGLs into the various components and selling or delivering pipeline quality natural gas and NGLs to various industrial and energy markets as well as large pipeline systems. Through our network of pipelines, we connect supplies of natural gas to our customers, which include industrial, commercial and power generation customers and local distribution companies.

Our results are determined primarily by the volumes of natural gas we gather and process, the efficiency of our processing plants and NGL fractionation plants, the commercial terms of our contractual arrangements, natural gas and NGL prices, and our operations and maintenance expense. We manage our business with the goal to maximize the gross operating margin we earn from contracts balanced against any risks we assume in our contracts. Our contracts vary in duration from one month to ten years and the pricing under our contracts varies depending upon several factors, including our competitive position, our acceptance of risks associated with longer-term contracts and our desire to recoup over the term of the contract any capital expenditures that we are required to incur to provide service to our customers. We purchase, gather, process, treat, compress, transport and sell natural gas and purchase, fractionate, transport and sell NGLs primarily pursuant to the following arrangements:

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

Below is a table summarizing our contract mix (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Gross margin	Percent of total gross operating margin	Gross margin	Percent of total gross operating margin	Gross margin	Percent of total gross operating margin	Gross margin	Percent of total gross operating margin
Fixed-fee	$14,247	66.9%	$11,357	60.7%	$27,645	68.8%	$22,376	55.8%
Fixed-spread	3,145	14.8%	6,150	32.9%	9,912	24.7%	11,176	27.9%
Sub-total	17,392	81.7%	17,507	93.6%	37,557	93.5%	33,552	83.6%
Commodity-sensitive	3,904	18.3%	1,192	6.4%	2,602	6.5%	6,563	16.4%
Total gross operating margin	$21,296	100.0%	$18,699	100.0%	$40,159	100.0%	$40,115	100.0%

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

Adjusted EBITDA and Distributable Cash Flow — We believe that Adjusted EBITDA and distributable cash flow are widely accepted financial indicators of our operational performance, ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA and distributable cash flow are not measures calculated in accordance with GAAP, as they do not include deductions for items such as depreciation, amortization, interest and income taxes, which may be necessary to maintain the business.

We define Adjusted EBITDA as net income, plus interest expense, income tax expense, depreciation and amortization expense, certain non-cash charges such as non-cash equity compensation, unrealized losses on derivative contracts and selected charges and transaction costs that are unusual or non-recurring, less interest income, income tax benefit, unrealized gains on derivative contracts and selected gains that are unusual or non-recurring. Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP.

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

Distributable cash flow is used to assess:

•                  the ability of our assets to generate sufficient cash to support our indebtedness and make future cash distributions to our unitholders; and

•                  the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.

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

Reconciliations of Non-GAAP Financial Measures

The following table presents a reconciliation of gross operating margin to net (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of gross operating margin to net (loss) income
Gross operating margin	$21,296	$18,699	$40,159	$40,115
(Deduct):
Income tax expense	(260)	(171)	(279)	(256)
Interest expense	(3,101)	(1,332)	(5,148)	(3,131)
General and administrative expense	(5,582)	(3,202)	(11,623)	(5,636)
Depreciation and amortization expense	(8,261)	(3,674)	(15,510)	(7,338)
Operations and maintenance expense	(10,284)	(8,381)	(20,173)	(15,579)
Net (loss) income	$(6,192)	$1,939	$(12,574)	$8,175

The following table presents a reconciliation of net cash flows provided by operating activities to net (loss) income, Adjusted EBITDA and distributable cash flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of Net Cash Flows Provided by Operating Activities to Net Income and Adjusted EBITDA
Net cash flows provided (used in) by operating activities	$1,375	$7,606	$(336)	$12,244
Add (deduct):
Depreciation and amortization expense	(8,261)	(3,674)	(15,510)	(7,338)
Unit-based compensation	(685)	(146)	(1,093)	(146)
Deferred financing costs amortization	(335)	(341)	(602)	(624)
Unrealized loss	—	—	—	(222)
Other, net	(19)	—	(19)	—
Changes in operating assets and liabilities:				—
Trade accounts receivable	6,298	(5,208)	(2,349)	(10,772)
Prepaid expenses and other	377	51	(823)	(617)
Other non-current assets	57	1,082	69	1,217
Accounts payable and accrued expenses	(4,602)	3,444	7,123	13,212
Interest payable	—	—	—	1
Other liabilities	(397)	(875)	966	1,220
Net (loss) income	$(6,192)	$1,939	$(12,574)	$8,175
Add:
Depreciation and amortization expense	8,261	3,674	15,510	7,338
Interest expense, net	3,101	1,332	5,148	3,131
Unit-based compensation	685	146	1,093	146
Income tax expense	260	171	279	256
Other, net	19	—	19	—
Expenses associated with significant items	113	—	1,314	—
Adjusted EBITDA	$6,247	$7,262	$10,789	$19,046
(Deduct):
Cash interest, net of capitalized costs	(2,745)	(895)	(4,524)	(2,185)
Income tax expense	(260)	(171)	(279)	(256)
Maintenance capital expenditures	(635)	(1,388)	(1,345)	(1,736)
Distributable cash flow	$2,607	$4,808	$4,641	$14,869

Current Year Highlights

The following events took place during the six months ended June 30, 2013 and have impacted, or are likely to impact, our financial condition and results of operations.

Financing Activities

Credit Facility

On March 27, 2013, we entered into the first amendment (the “First Amendment”) to our $350.0 million senior secured credit facility (“Credit Facility”). On April 12, 2013, we entered into the limited waiver and second amendment (the “Second Amendment”) to the Credit Facility (as amended by the First Amendment and the Second Amendment, the “Amended Credit Facility”), which waived our defaults under the Credit Facility relating to financial covenants for the period ended March 31, 2013 and provided us with more favorable financial covenants than were provided previously. We believe these modified terms will allow us to operate our business and continue to meet our commitments. See further discussion included in Item 1. Financial Statements, Note 5 “Long-Term Debt” of this report.

Series A Preferred Units

During the second quarter of 2013, to satisfy our requirements under our Amended Credit Facility, we entered into a Series A Convertible Preferred Unit Purchase Agreement with Southcross Energy LLC, pursuant to which we issued and sold 1,715,000 Series A Convertible Preferred Units (“Series A Preferred Units”) to Southcross Energy LLC for a cash purchase price of $22.86 per Series A Preferred

Unit, in a privately negotiated transaction for proceeds of $39.2 million. See further discussion included in Item 1. Financial Statements, Note 11 “Series A Preferred Units” of this report.

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

•                  Bonnie View start-up lost revenue and expenses. Following the start-up of our Bonnie View fractionation facility during the fourth quarter of 2012, we experienced periods of reduced recoveries and production of off-specification NGLs. This continued into the six month period ended June 30, 2013, which caused us to sell non-purity products at reduced prices or leave NGLs in the natural gas stream and sell them at natural gas equivalent prices.

•                  Bee Line gas pipeline commences operations. In February 2013, we completed construction of our 20-inch Bee Line pipeline to move rich gas to our Woodsboro processing plant.  The Bee Line is a 57-mile pipeline with capacity of approximately 320 MMcf/d.

•                  Gregory processing and NGL fractionation facility.  We shut down the Gregory facility in January 2013 to perform extensive turnaround maintenance activities and connect additional equipment to enhance NGL recoveries.  As the turnaround maintenance was nearing completion in January 2013, we experienced a fire at this facility.  Damage was limited to a small portion of the facility. We resumed significant operations in April 2013, and we resumed full operations in May 2013.  In connection with the fire, we spent $3.9 million to return the plant to service and filed an insurance claim related to these costs.  We recovered $1.0 million from insurance during the second quarter of 2013 and believe it is probable that we will recover the remaining costs, less a $0.3 million deductible, under our current insurance policies.

•                  New long-term NGL sales contracts.  In March 2013, we entered into new firm sales contracts for propane, butane and natural gasoline produced at both our Bonnie View and Gregory NGL fractionation facilities. Deliveries under these contracts began in May 2013 providing us with additional markets at fixed differentials to NGL index prices which have enhanced our earnings.

•                  June plant outage.  During June 2013, the Bonnie View fractionator experienced a non-reportable release of process oil within the facility.  Shutdown of the facility to make modifications and perform safety reviews lasted four days and resulted in approximately $1.5 million of lost margin and increased operating expenses.

•                  Site abandonment restoration.  During the second quarter of 2013, we accrued expenses of $0.4 million to cover the estimated expenses of dismantling, cleaning up, and restoring an abandoned compressor site.

Results of Operations

The following table summarizes our results of operations (in thousands, except operating data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$154,703	$105,701	$298,954	$226,319
Expenses:
Cost of natural gas and liquids sold	133,407	87,002	258,795	186,204
Operations and maintenance	10,284	8,381	20,173	15,579
Depreciation and amortization	8,261	3,674	15,510	7,338
General and administrative	5,582	3,202	11,623	5,636
Total expenses	157,534	102,259	306,101	214,757

(Loss) income from operations	(2,831)	3,442	(7,147)	11,562

Interest expense, net	(3,101)	(1,332)	(5,148)	(3,131)
(Loss) income before income tax expense	(5,932)	2,110	(12,295)	8,431
Income tax expense	(260)	(171)	(279)	(256)

Net (loss) income	$(6,192)	$1,939	$(12,574)	$8,175

Other financial data:
Adjusted EBITDA	$6,247	$7,262	$10,789	$19,046
Gross operating margin	$21,296	$18,699	$40,159	$40,115

Maintenance capital expenditures	$635	$1,388	$1,345	$1,736
Expansion capital expenditures	$19,604	$31,302	$68,104	$69,867

Operating data:
Average throughput of gas (MMBtu/d)	545,093	571,884	569,592	576,404
Average volume of processed gas (MMBtu/d)	217,315	208,658	228,474	210,679
Average volume of NGLs sold (Bbls/d)	10,740	9,013	10,448	9,093

Realized prices on natural gas volumes ($/MMBtu)	$4.19	$2.30	$3.80	$2.48
Realized prices on NGL volumes ($/gal)	$0.82	$0.89	$0.83	$0.98

The following table summarizes our average natural gas throughput volumes, amount of NGLs delivered and volume of processed gas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average throughput volumes of natural gas (MMBtu/d)
South Texas	354,297	368,068	372,586	371,284
Mississippi/Alabama	190,796	203,816	197,006	205,120
Total average throughput volumes of natural gas	545,093	571,884	569,592	576,404
Average volume of processed gas (MMBtu/d)	217,315	208,658	228,474	210,679
Average volume of NGLs sold (Bbls/d)	10,740	9,013	10,448	9,093

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Volume and overview.  Our average volume of natural gas per day decreased 5% to 545,093 MMBtu/d during the three months ended June 30, 2013, compared to 571,884 MMBtu/d during the three months ended June 30, 2012, due primarily to a reduction of lean gas consumption and transportation volumes. Processed gas volumes increased 4% to 217,315 MMBtu/d during the three months ended June 30, 2013, compared to 208,658 MMBtu/d during the three months ended June 30, 2012, reflecting the increase in rich gas volumes processed at our facilities.

The average volume of NGLs produced for the three months ended June 30, 2013 was 10,740 Bbls/d, an increase of 19%, compared to 9,013 Bbls/d for the three months ended June 30, 2012. This increase was due to the impact of increased volumes of rich gas processed at our facilities.

Gross operating margin for the three months ended June 30, 2013 was $21.3 million, compared to $18.7 million for the three months ended June 30, 2012.  This increase of 14% was due primarily to increased processed gas volumes and increased gathering and processing fees partially offset by increased prices on natural gas relative to NGL prices.

Adjusted EBITDA decreased by 15% to $6.2 million for the three months ended June 30, 2013, compared to $7.3 million for the three months ended June 30, 2012, due to higher margins from processing and fractionation activities partially offset by the June 2013 plant outage previously mentioned and higher general and administrative expenses, and the accrual of expense related to site abandonment restoration.  We had a net loss of $6.2 million for the three months ended June 30, 2013 compared to net income of $1.9 million for the three months ended June 30, 2012. Net income declined for the reasons stated above as well as higher depreciation and amortization expense and interest expense.

Revenues.  Our total revenue for the three months ended June 30, 2013 was $154.7 million, compared to $105.7 million for the three months ended June 30, 2012.  This increase of $49.0 million, or 46%, was due primarily to the impact of increased prices of natural gas, partially offset by a decrease in natural gas sales volumes.  Additionally, revenue from transportation, gathering and processing fees increased $3.3 million, or 31%, for the three months ended June 30, 2013 compared to the same period in 2012, reflecting the results of additional rich gas volumes in 2013.  Revenue from sales of NGLs and condensate increased $3.0 million, or 10%, to $33.8 million for the three months ended June 30, 2013 compared to $30.8 million for the three months ended June 30, 2012, reflecting the higher NGL volumes delivered to our processing plants, which was partially offset by lower NGL prices realized.  Realized average natural gas and NGL prices were as follows:

	Three Months Ended June 30,
	2013	2012
Natural Gas	$4.19/MMBtu	$2.30/MMBtu
NGLs	$0.82/gal	$0.89/gal

Cost of natural gas and NGLs sold.  Our cost of natural gas and NGLs sold for the three months ended June 30, 2013 was $133.4 million, compared to $87.0 million for the three months ended June 30, 2012. This increase of $46.4 million, or 53%, was due primarily to higher natural gas prices partially offset by lower natural gas volumes purchased, as well as increased NGL volumes purchased partially offset by lower NGL prices compared to the same period in 2012.

Operations and maintenance expense.  Operations and maintenance expense for the three months ended June 30, 2013 was $10.3 million, compared to $8.4 million for the three months ended June 30, 2012. This increase of $1.9 million, or 23%, was primarily related to the cost of operating the Woodsboro plant and Bonnie View fractionation facility for the three months ended June 30, 2013, as both plants commenced operations in the second half of 2012.

General and administrative (“G&A”) expenses.  G&A expenses for the three months ended June 30, 2013 were $5.6 million, compared to $3.2 million for the three months ended June 30, 2012. This increase of $2.4 million, or 74%, was due primarily to increased expenses from recruiting and additional headcount, the expenses related to being a public company, insurance coverage to support our growing operations, and expenses to build our corporate and support infrastructure.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended June 30, 2013 was $8.3 million, compared to $3.7 million for the three months ended June 30, 2012.  The increase of $4.6 million, or 125%, was due primarily to the completion of growth capital projects.

Interest expense.  For the three months ended June 30, 2013, net interest expense was $3.1 million, compared to $1.3 million for the three months ended June 30, 2012. This increase was due to higher average borrowings as well as an increase in our weighted average borrowing rate compared to the same period in 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Volume and overview.  Our average volume of natural gas per day decreased 1% to 569,592 MMBtu/d during the six months ended June 30, 2013, compared to 576,404 MMBtu/d during the six months ended June 30, 2012, due primarily to decreased demand for natural gas transportation in our Mississippi/Alabama markets.  Processed gas volumes increased 8% to 228,474 MMBtu/d during the six months ended June 30, 2013, compared to 210,679 MMBtu/d during the six months ended June 30, 2012, reflecting the increase in rich gas volumes processed at our facilities.

The average volume of NGLs produced for the six months ended June 30, 2013 was 10,448 Bbls/d, an increase of 15%, compared to 9,093 Bbls/d for the six months ended June 30, 2012. This increase was due to the impact of increased volumes of rich gas processed at our facilities.

Gross operating margin, for the six months ended June 30, 2013, was $40.2 million, compared to $40.1 million for the six months ended June 30, 2012.  This slight increase was due primarily to increased processed gas volumes and increased gathering and processing fees partially offset by increased prices on natural gas relative to NGL prices.

Adjusted EBITDA decreased by 44% to $10.8 million for the six months ended June 30, 2013, compared to $19.0 million for the six months ended June 30, 2012, due primarily to higher general and administrative expenses and the accrual of expense related to site abandonment restoration.  We had a net loss of $12.6 million for the six months ended June 30, 2013 compared to net income of $8.2 million for the six months ended June 30, 2012. Net income declined for the same reasons stated above as well as higher depreciation and amortization expense and interest expense.

Revenues.  Our total revenue for the six months ended June 30, 2013 was $299.0 million, compared to $226.3 million for the six months ended June 30, 2012.  This increase of $72.6 million, or 32%, was due primarily to the impact of increased prices of natural gas, partially offset by a decrease in natural gas sales volumes.  Additionally, revenue from transportation, gathering and processing fees increased $6.2 million, or 29%, for the six months ended June 30, 2013, reflecting the results of additional rich gas volumes in 2013.  Revenue from sales of NGLs and condensate decreased $1.4 million, or 2%, to $66.2 million for the six months ended June 30, 2013, compared to $67.6 million for the six months ended June 30, 2012, reflecting the lower NGL prices realized which offset the benefit of new volumes delivered to our processing plants.  Realized average natural gas and NGL prices were as follows:

	Six Months Ended June 30,
	2013	2012
Natural Gas	$3.80/MMBtu	$2.48/ MMBtu
NGLs	$0.83/gal	$0.98/ gal

Cost of natural gas and NGLs sold.  Our cost of natural gas and NGLs sold for the six months ended June 30, 2013 was $258.8 million, compared to $186.2 million for the six months ended June 30, 2012. This increase of $72.6 million, or 39%, was due primarily to higher volumes of natural gas purchased at higher prices than in the same period in 2012 as well as increased NGL volumes offset by lower NGL prices.

Operations and maintenance expense.  Operations and maintenance expense for the six months ended June 30, 2013 was $20.2 million, compared to $15.6 million for the six months ended June 30, 2012. This increase of $4.6 million, or 29%, was due primarily to $4.8 million in costs related to operating the Woodsboro plant and Bonnie View fractionation facility for the six months ended June 30, 2013, as Woodsboro and Bonnie View commenced operations in the second half of 2012.  In addition, we had increased ad valorem and other taxes due to investments in and expansion of our assets and higher labor and benefit costs due to increased staffing to support our expansion.  Finally, we incurred higher costs for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 at our Gregory processing plant for turnaround maintenance and costs related to the fire experienced at the plant.

General and administrative (“G&A”) expenses.  G&A expenses for the six months ended June 30, 2013 were $11.6 million, compared to $5.6 million for the six months ended June 30, 2012. This increase of $6.0 million, or 107%, was due primarily to increased expenses from additional headcount at the corporate office, the expenses related to being a public company, insurance coverage to support our growing operations, and expenses to build our corporate and support infrastructure.

Depreciation and amortization expense.  Depreciation and amortization expense for the six months ended June 30, 2013 was $15.5 million, compared to $7.3 million for the six months ended June 30, 2012.  The increase of $8.2 million, or 112%, was due primarily to the completion of growth capital projects.

Interest expense.  For the six months ended June 30, 2013, net interest expense was $5.1 million, compared to $3.1 million for the six months ended June 30, 2012. This increase was due to higher average borrowings and interest rates associated with our borrowings compared to the same period in 2012.

Liquidity and Capital Resources

Sources of Liquidity

Our primary source of liquidity has been cash generated from operations, investments by Charlesbank and other investors, equity raised through the IPO and other equity issuances and borrowings under our predecessor’s credit facility and the Amended Credit Facility. Our primary cash requirements consist of operating and G&A expenses, maintenance capital expenditures to sustain existing operations or generate additional revenues, interest payments on outstanding debt, acquisitions and construction of new assets, businesses acquisitions, and distributions to unitholders.

We expect to fund short term cash requirements, such as operating and G&A expenses and maintenance capital expenditures to sustain existing operations, primarily through operating cash flows. We expect to fund long-term cash requirements, such as for expansion projects and acquisitions, through several sources, including operating cash flows, borrowings under our Amended Credit Facility and issuances of additional equity and debt securities, as appropriate and subject to market conditions. Our ability to fund expansion projects through the use of our Amended Credit Facility is limited to $25.0 million during the remaining two quarters of 2013 and an additional $25.0 million in the subsequent 18-month period ending June 30, 2015, which can be increased to $28.0 million in each period if additional funds are placed into the Collateral Account (as defined in the Second Amendment). We do not expect these limitations to affect current operations or future projects significantly. See Item 1. Financial Statements, Note 5 “Long-Term Debt” of this report for a description of the amendments to the Credit Facility.

Series A Preferred Unit issuance. We entered into a Series A Convertible Preferred Unit Purchase Agreement (the “Purchase Agreement”) with Southcross Energy LLC, pursuant to which we issued and sold 1,715,000 Series A Preferred Units to Southcross Energy LLC during the second quarter of 2013.  Series A Preferred Units were sold to Southcross Energy LLC for a cash purchase price of $22.86 per unit, in a privately negotiated transaction (the “Private Placement”). Southcross Energy LLC sold 1,500,000 of these Series A Preferred Units to third parties during the second quarter of 2013.

Our total capital infusion of $40.0 million, from all sales of Series A Preferred Units and General Partner capital contributions, was used to reduce borrowings under our Amended Credit Facility (See Note 5). The Private Placement resulted in proceeds to us of $39.2 million. Also, we received a $0.8 million capital contribution from our General Partner to maintain its 2.0% general partner interest in us.

Applicable accounting guidance related to the Series A Preferred Units requires that equity instruments with redemption features that are redeemable at the option of the holder be classified outside of permanent equity.  The change of control rights associated with the Series A Preferred Units requires the units to be classified outside of permanent equity.  The Series A Preferred Units have been adjusted to maximum redemption value as of June 30, 2013 as the maximum redemption value, calculated in accordance with the change of control rights provision of our Partnership Agreement, is currently greater than the fair value of the units at issuance.  The valuation adjustment to maximum redemption value of $4.7 million and the distributions associated with the Series A Preferred Units of $0.6 million have been deducted from partners’ capital and reduced earnings per unit during the three and six months ended June 30, 2013.  Additionally, none of the identified embedded derivatives relating to the terms of the Series A Preferred Units requires bifurcation, as each embedded derivative was determined to be clearly and closely related to the host contract.

Capital resources.  Our business is capital-intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of and will continue to be:

•                  maintenance capital expenditures, which are capital expenditures to replace partially or fully depreciated assets to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows; and

•                  growth capital expenditures, which are capital expenditures to expand or increase the efficiency of the existing operating capacity of our assets. Growth capital expenditures include expenditures that facilitate an increase in volumes within our operations, whether through construction or acquisition.

The following table summarizes our capital expenditures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Maintenance capital	$635	$1,388	$1,345	$1,736
Growth capital	19,604	31,302	68,104	69,867
Capital expenditures	$20,239	$32,690	$69,449	$71,603

Our growth capital expenditures during the three and six months ended June 30, 2013 primarily related to (i) our continued construction of the Bonnie View NGL fractionation facility completed in February 2013 and (ii) our new Bee Line pipeline completed in February 2013.  Our growth capital expenditures during the three and six months ended June 30, 2012 primarily related to (i) construction of the Bonnie View fractionation facility and (ii) construction of our Woodsboro processing facility.

During the remaining two quarters of 2013, we expect to spend approximately $10.2 million on additions to plant, property, and equipment.

Outlook.  Cash flow is affected by a number of factors, some of which we cannot control. These factors include prices and demand for our services, operational risks, volatility in commodity prices or interest rates, industry and economic conditions, conditions in the financial markets and other factors.

Our ability to benefit from growth projects to accommodate strong drilling activity and the associated need for infrastructure assets and services is subject to operational risks and uncertainties such as the uncertainty inherent in some of the assumptions underlying design specifications for new, modified or expanded facilities. These risks also impact third-party service providers and their facilities. Delays or underperformance of our facilities or third-party facilities may adversely affect our ability to generate cash from operations and comply with our obligations, including the covenants under our debt instruments. For example, we encountered operational difficulties in connection with the fire at our Gregory facility that had a negative impact on our results in the six months ended June 30, 2013. In other cases, actual production delivered may fall below volume estimates that we relied upon in deciding to pursue an acquisition or other growth project. Future cash flow and our ability to comply with our debt covenants would likewise be affected adversely if we experienced declining volumes over a sustained period and/or unfavorable commodity prices.

Our historical financing strategy for funding long-term capital expenditures has been to target a roughly equal mix of debt and equity financing and a consolidated leverage ratio in compliance with our credit agreement covenants. During the first half of 2013, in conjunction with the additional equity investments in us, we negotiated with our lenders and secured more favorable financial covenants and amended our Credit Facility. As of July 31, 2013, we had $1.9 million of borrowing capacity under our Amended Credit Facility. We believe we have and will continue to have sufficient liquidity to operate our business due partially to a provision in our Amended Credit Facility to increase borrowing capacity by placing additional funds into our Cash Collateral account.

We believe that cash from operations, cash on hand and available capacity under our Amended Credit Facility will provide liquidity to meet future short term capital requirements and to fund committed capital expenditures for the remainder of 2013. The sufficiency of these liquidity sources to fund necessary and committed capital needs will be dependent upon our ability to meet our covenant requirements of our Amended Credit Facility. Please read Item 1. Financial Statements, Note 5 “Long-Term Debt” of this report for a description of our Amended Credit Facility.

Organic expansion projects and acquisitions are key elements of our business strategy. We intend to finance our growth capital primarily through the issuance of debt and equity. The timing, size or success of any acquisition or expansion effort and the associated potential capital commitments are unpredictable. To consummate acquisitions or capital projects, we may require access to additional capital. Our access to capital over the longer term will depend on our future operating performance, financial condition and credit rating and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing conditions in our industry, the economy and the financial markets and other financial and business factors, many of which are beyond our control.

Cash Flows

The following table provides a summary of our cash flows by category (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash (used in) provided by operating activities	$(336)	$12,244
Net cash used in investing activities	$(72,047)	$(71,603)
Net cash provided by financing activities	$66,874	$61,241

Operating cash flows — Net cash used in operating activities was $0.3 million for the six months ended June 30, 2013, compared to net cash provided by operating activities of $12.2 million for the six months ended June 30, 2012.  The decrease in cash from operating activities was the result of lower net income, net of non-cash charges, of $4.6 million.  In addition, the overall decrease in operating cash flows of $12.6 million included a decrease in the change in operating assets and liabilities of $0.7 million due primarily to expenditures related to increases to operating expenses period over period from increased operational activities, administrative infrastructure, and the annual payment of property taxes of $4.0 million during the quarter ended March 31, 2013.

Investing cash flows — Net cash used in investing activities for the six months ended June 30, 2013 was $72.0 million, compared to $71.6 million for the six months ended June 30, 2012.  The increase of $0.4 million primarily relates to the increase in capital spending period over period primarily related to the completion of the Bee Line and Bonnie View fractionation facility in February 2013.  During the six months ended June 30, 2013, we spent $68.1 million in growth capital and $1.3 million in maintenance capital.  In addition to capital spending, we spent $3.9 million at our Gregory facility related to a fire that occurred in January 2013 to return the plant to service.

Financing cash flows — Net cash provided by financing activities for the six months ended June 30, 2013 was $66.9 million, compared to $61.2 million for the six months ended June 30, 2012.  The increase was due to increased net borrowings of $39.2 million period over period offset by distributions paid to partners of $16.0 million.  Also, the issuance of the Series A preferred units increased cash from financing activities by $38.8 million for the six months ended June 30, 2013.  For the six months ended June 30, 2012, our predecessor received net proceeds of $42.8 million from the issuance of Series B redeemable preferred units offset by the repurchase and retirement of Southcross Energy LLC common units and financing costs paid and proceeds of $30.0 million from the issuance of the Series C redeemable preferred units.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

For information on new accounting pronouncements, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” included in Item 1. of Part I of this report.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in our 2012 Annual Report on Form 10-K.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no significant changes to our critical accounting policies since our 2012 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our Quantitative and Qualitative Disclosures about Market Risk described in Item 7A in our 2012 Annual Report on Form 10-K.

Item 4.  Controls and Procedures.

Disclosure controls.  The Chief Executive Officer and Chief Financial Officer of our General Partner, who have responsibility for our management, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Internal control over financial reporting.  There have been no changes in internal controls over financial reporting (as defined in Rule 13(a)—15(f) or Rule 15d—15(f) of the Exchange Act) during the second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

A description of our material legal proceedings is included in Part 1. Financial Statements, Note 9, “Commitments and Contingencies – Legal Matters” of this report, and is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The disclosures related to the Private Placement of our Series A Preferred Units included in Part II, Item 9B. “Other Information” in our 2012 Annual Report on Form 10-K and Part I, Item 2, “Liquidity and Capital Resources – Sources of Liquidity; Series A Preferred Unit issuance,” of this report are incorporated herein by reference.  The Series A Preferred Units were issued and sold pursuant to the Purchase Agreement in a transaction exempt from registration under section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Extension Presentation Linkbase.

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

SOUTHCROSS ENERGY PARTNERS, L.P.

	By:	Southcross Energy Partners GP, LLC, its general partner

Date: August 7, 2013	By:	/s/ J. Michael Anderson
J. Michael Anderson
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date: August 7, 2013	By:	/s/ Donna A. Henderson
Donna A. Henderson
Vice President and Chief Accounting Officer
Principal Accounting Officer