Form 10-K
period 2013-12-31
Southcross Energy Partners, L.P.
filed 2014-03-05
CIK 1547638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2013 was approximately $229,045,500 based on the closing sale price and the number of outstanding common units on such date as reported on the New York Stock Exchange.

As of February 28, 2014, the registrant has 21,454,119 common units, 12,213,713 subordinated units and 1,800,886 Series A convertible preferred units outstanding. The registrant's common units trade on the New York Stock Exchange under the symbol "SXE".
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
Mgal: One thousand gallons
MMcf: One million cubic feet
NGLs: Natural gas liquids, which consist primarily of ethane, propane, isobutane, normal butane, natural gasoline and stabilized condensate
Residue gas: The pipeline quality natural gas remaining after natural gas is processed and NGLs and other matters are removed
Rich gas: Natural gas that is high in NGL content
Throughput: The volume of natural gas or NGLs transported or passing through a pipeline, plant, terminal or other facility
y-grade: Commingled mix of NGL components extracted via natural gas processing normally consisting of ethane, propane, isobutane, butane and natural gasoline

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2013

FORWARD-LOOKING INFORMATION
Investors are cautioned that certain statements contained in this Form 10-K as well as in periodic press releases and oral statements made by our management team during our presentations are "forward-looking" statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions, or future conditional verbs such as "may," "will," "should," "would" and "could." In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described under the section entitled "Risk Factors" included herein.
Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this Form 10-K and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

•	the volatility of natural gas, crude oil, and NGL prices and for the price and demand of products derived from these commodities;

•	competitive conditions in our industry and the extent and success of producers increasing production or replacing declining production and our success in obtaining new sources of supply;

•	industry conditions and supply of pipelines, processing and fractionation capacity relative to available natural gas from producers;

•	our dependence upon a relatively limited number of customers for a significant portion of our revenues;

•	actions or inactions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters and customers;

•	our ability to effectively recover NGLs at a rate equal to or greater than our contracted rates with customers;

•	our ability to produce and market NGLs at the anticipated differential to NGL index pricing;

•	our access to markets enabling us to match pricing indices for purchases and sales of natural gas and NGLs;

•
our ability to complete projects within budget and on schedule, including but not limited to, timely receipt of necessary government approvals and permits, our ability to control the costs of construction and other factors that may impact projects;

•	our ability to consummate acquisitions, successfully integrate the acquired businesses and realize anticipated cost savings and other synergies from any acquisitions;

•	our ability to manage over time changing exposure to commodity price risk;

•	the effectiveness of our hedging activities or our decisions not to undertake hedging activities;

•	our access to financing and ability to remain in compliance with our financing covenants;

•	our ability to generate sufficient operating cash flow to fund our quarterly distribution;

•	changes in general economic conditions;

•	the effects of downtime associated with our assets or the assets of third parties interconnected with our systems;

•	operating hazards, fires, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the failure of our processing and fractionation plants to perform as expected, including outages for unscheduled maintenance or repair;

•	the effects of laws and governmental regulations and policies;

•	the effects of existing and future litigation; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the U.S. Securities and Exchange Commission.
Developments in any of these areas could cause actual results to differ materially from those anticipated or projected, affect our ability to maintain distribution levels and/or access necessary financial markets or cause a significant reduction in the market price of our common units.
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
The following discussion of our business provides information regarding our principal gathering, transportation, processing, NGL fractionation and other assets. For a discussion of our results of operations, please read Part II, Item 7 of this report.
General Overview
Southcross Energy Partners, L.P. (the "Partnership," "Southcross," "we," "our" or "us") is a Delaware limited partnership formed in April 2012. Southcross Energy LLC is a Delaware limited liability company, and the predecessor for accounting purposes (the "Predecessor") of the Partnership. References in this Form 10-K to the Partnership, when used for periods prior to our initial public offering ("IPO") on November 7, 2012, refer to Southcross Energy LLC and its consolidated subsidiaries, unless otherwise specifically noted. References in this Form 10-K to the Partnership, when used for periods beginning at or following our IPO, refer collectively to the Partnership and its consolidated subsidiaries. Southcross Energy LLC and its subsidiaries are controlled through investment funds and entities associated with Charlesbank Capital Partners, LLC ("Charlesbank"). Southcross Energy LLC holds all of the equity interests in Southcross Energy Partners GP, LLC, a Delaware limited liability company and our general partner (“General Partner”).
We are a master limited partnership that provides natural gas gathering, processing, treating, compression and transportation services and NGL fractionation and transportation services. We also source, purchase, transport and sell natural gas and NGLs. Our assets are located in South Texas, Mississippi and Alabama and include three gas processing plants, two fractionation plants and approximately 2,740 miles of pipeline. Our South Texas assets are located in or near the Eagle Ford shale region. We are headquartered in Dallas, Texas.
Recent Developments
Shelf Registration Statement
On November 29, 2013, we filed a Registration Statement on Form S-3 with the U.S. Securities and Exchange Commission (the "SEC") using a "shelf" registration process. Under the shelf registration process, we may over time, in one or more offerings, offer and sell any combination of the securities described in the prospectus, and the selling unitholders may, over time, in one or more offerings, offer and sell common units representing limited partner interests in us. We, together with Southcross Energy Finance Corp., may offer and sell debt securities described in the prospectus. Southcross Energy Finance Corp. may act as co-issuer of the debt securities, and certain direct or indirect subsidiaries of us may guarantee any debt securities offered, if and to the extent identified in the related prospectus supplement. The aggregate initial offering price of all securities sold by us under the prospectus will not exceed $675.0 million.
Public Offering
In February 2014, we completed a public equity offering of 9,200,000 additional common units and we received a capital contribution from our General Partner to maintain its 2.0% interest in us. The net proceeds from the public offering were $148.5 million. We plan to use the net proceeds from the offering to fund the recently announced construction of our new pipeline extending into Webb County, Texas and for general partnership purposes, including future permitted acquisitions. Pending such use, we temporarily repaid borrowings under our senior secured revolving credit facility with Wells Fargo, N.A. and a syndicate of lenders (as amended, our "Credit Facility"), which we will redraw to fund the construction of the new pipeline and for other general purposes.
Amendments to our Credit Facility
In connection with the commencement of our February 2014 public offering, we entered into a third amendment to our Credit Facility (the “Third Amendment”) that permits the construction of our pipeline into Webb County, Texas. The Third Amendment also permits us to acquire a specified target entity or its assets.
Emerging Growth Company Status
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). For as long as we are deemed an emerging growth company, we may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

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
Ownership Structure
The following table depicts our ownership structure as of December 31, 2013:

Description	Percentage ownership
Ownership by non-affiliates:
Public common units	38.8%
Series A convertible preferred units	5.8%
Southcross Energy LLC's ownership:
Common units	7.0%
Subordinated units	45.6%
Series A convertible preferred units	0.8%
General partner interest	2.0%
Total	100.0%
Business Strategy
Our principal business objective is to increase the quarterly cash distributions that we pay to our unitholders over time by expanding the capacity and efficiency of our assets and by making selective acquisitions while ensuring the ongoing stability of our business. We expect to achieve this objective by pursuing the following business strategies:

•
Capitalize on organic growth opportunities, with a focus on high-growth regions such as the Eagle Ford shale area. We intend to continue to evaluate and execute midstream projects involving the gathering, processing, treating, compression and transportation of natural gas and the transportation and fractionation of NGLs that enhance our existing systems as well as to aggregate supply and obtain access to premium markets for that supply. We plan to continue to focus on projects that we expect to increase our total throughput volume and generate attractive returns.

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

•
Manage our exposure to commodity price risk.  Because natural gas and NGL prices are volatile, we strive to mitigate the impact of fluctuations in commodity prices and to generate more stable cash flows. We have, and will continue to pursue, a contract portfolio that is heavily weighted towards fixed-fee and fixed-spread contracts, which are not directly sensitive to commodity price levels, while minimizing our direct exposure to commodity price fluctuations through hedging transactions when appropriate. We also will consider other methods of limiting commodity exposure, including the use of derivative instruments, as appropriate.

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

Competitive Strengths
We believe that we are well-positioned to execute our business strategies successfully by capitalizing on the following competitive strengths:

•
Strategically located asset base.  The majority of our assets are located in, or within close proximity to, the Eagle Ford shale area in South Texas, which is one of the most active drilling regions in the U.S. We also operate in Mississippi and Alabama. Our geographic diversity reduces our reliance on any particular region, basin or gathering system. We believe the high growth potential of our South Texas assets coupled with the established, long-lived nature of our Mississippi and Alabama assets provide us with the opportunity to generate growth over the next several years. In addition, all of our assets have access to major natural gas market areas.

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

•
Mississippi and Alabama.  We believe we are a leading service provider in the Mississippi and Alabama regions in which we operate. Our assets provide critical supply to our industrial, commercial and power generation customers and the wholesale markets via intrastate and interstate pipeline interconnects. Several of the large, gas-fired power plants across the southern portion of Mississippi access their primary source of natural gas through our system.

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

Our Assets and Operations
Our assets consist of gathering systems, intrastate pipelines, three natural gas processing plants, two NGL fractionators, and ancillary assets and our operations are managed as and presented in one reportable segment.
The following tables provide information regarding our assets as of and for the year ended December 31, 2013:

	As of December 31, 2013		Year Ended December 31, 2013
Gathering systems and intrastate pipelines	Miles	Approximate design of throughput capacity (Mcf/d)	Average throughput volumes of natural gas (MMBtu/d)
South Texas	1,595	590,000	375,777
Mississippi/Alabama	1,145	720,000	199,463
Total	2,740	1,310,000	575,240

	As of December 31, 2013	Year Ended December 31, 2013
Processing plants	Approximate design of gas processing capacity (Mcf/d)	Average volume of processed gas (MMBtu/d)
Gregory	135,000	56,297
Conroe	50,000	29,205
Woodsboro	200,000	155,323
Total	385,000	240,825

	As of December 31, 2013	Year Ended December 31, 2013
Fractionation plants	Approximate design of fractionation capacity (Bbls/d)	Average volume of NGLs sold from output (Bbls/d)
Gregory	4,800	2,504
Bonnie View	22,500	8,558
Total	27,300	11,062
We derive revenue primarily from fixed-fee and fixed-spread arrangements. For the year ended December 31, 2013, our fixed-fee and fixed-spread arrangements accounted for approximately 76% of our gross operating margin. Our contracts vary in duration from one month to several years and the duration and pricing of our contracts vary depending upon several factors, including our competitive position, our acceptance of risks associated with longer-term contracts, and our desire to recoup over the term of a contract any capital expenditures that we are required to incur in order to provide service to our customers.
We continually seek new sources of natural gas supply and end use markets to increase the gas throughput volume on our gathering and pipeline systems and through our processing plants.
The NGL products we produce have a variety of applications, including as heating fuels, petrochemical feedstocks and refining blend stocks. Our NGL products and the demand for these products are affected as follows:

•
Ethane. Ethane is typically supplied as purity ethane or as part of an ethane-propane mix. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Although ethane is typically extracted as part of the mixed NGL stream at gas processing plants, if natural gas prices increase significantly in relation to NGL product prices or if the demand for ethylene falls, it may be more profitable for natural gas processors to leave the ethane in the natural gas stream thereby reducing the volume of NGLs delivered for fractionation and marketing.

•
Propane. Propane is used as a petrochemical feedstock in the production of ethylene and propylene, as a heating, engine and industrial fuel, and in agricultural applications such as crop drying. Changes in demand for ethylene and propylene could adversely affect demand for propane. The demand for propane as a heating fuel is significantly affected by weather conditions. The volume of propane sold is at its highest during the six-month peak heating season of October through March. Demand for our propane may be reduced during periods of warmer-than-normal weather.

•
Normal Butane. Normal butane is used in the production of isobutane, as a refined product blending component, as a fuel gas and in the production of ethylene and propylene. Changes in the composition of refined products resulting from governmental regulation, changes in feedstocks, products and economics, demand for heating fuel and for ethylene and propylene could adversely affect demand for normal butane.

•
Isobutane. Isobutane is predominantly used in refineries to produce alkylates to enhance octane levels. Accordingly, any action that reduces demand for motor gasoline or demand for isobutane to produce alkylates for octane enhancement could reduce demand for isobutane.

•
Natural Gasoline. Natural gasoline is used as a blending component for certain refined products and as a feedstock used in the production of ethylene and propylene. Changes in the mandated composition resulting from governmental regulation of motor gasoline and in demand for ethylene and propylene could adversely affect demand for natural gasoline.

NGLs and products produced from NGLs also compete with global markets. Any reduced demand for ethane, propane, normal butane, isobutane or natural gasoline in the markets we access for any of the reasons stated above could adversely affect demand for the services we provide as well as NGL prices, which would negatively impact our results of operations and financial condition.
South Texas
The assets in our South Texas region are located between Conroe and Freer, a city that is located approximately 50 miles west of Corpus Christi, Texas. As of December 31, 2013, these assets consisted of approximately 1,595 miles of pipeline ranging in diameter from 2 to 20 inches, our Woodsboro processing plant, our Bonnie View NGL fractionation facility, our Gregory processing plant and NGL fractionation facility, and our Conroe gathering system and its associated processing plant.
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

Our Woodsboro processing plant is a 200 MMcf/d cryogenic processing plant located in Refugio County, Texas. Our Bonnie View NGL fractionation plant, also in Refugio County, Texas has a capacity of 22,500 Bbls/d.
In February 2013, we completed construction and commenced full flow-through of our 20-inch Bee Line pipeline to move rich gas to our Woodsboro processing plant. The Bee Line is a 57-mile pipeline with capacity of approximately 320 MMcf/d. In July 2013, we commenced flow-through of our new 16-inch, 9.4-mile pipeline from our Karnes County pipeline into Bee County. In October 2013, we initiated operation of a new 12-inch, 3.3-mile pipeline lateral off of our McMullen pipeline to move rich gas to our Woodsboro processing plant.
Prior to startup of our Woodsboro processing plant, the majority of our rich gas in South Texas had been delivered to third-party processing plants, including the Formosa processing plant located in Point Comfort, Texas and the Hilcorp processing plant located in Old Ocean, Texas. Our agreement with Formosa was in effect through May 31, 2013. The volumes of our gas covered by the agreement gradually decreased between January 2013 and the agreement's termination date, after which all of our rich gas was routed to our Woodsboro processing plant, our Gregory processing plant and, if necessary, to other third-party processing plants.
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

Purity ethane produced from our Gregory and Bonnie View facilities is shipped via pipeline to a subsidiary of The Dow Chemical Company. During 2013, Trafigura AG began purchasing and trucking our NGLs produced from our Bonnie View and Gregory facilities.
On January 26, 2013, as the turnaround maintenance at our Gregory processing and NGL fractionation plants was nearing completion, we experienced a fire at the facility. Damage was limited to a small portion of the facility and we completed repairs and resumed operations during April 2013. We recovered $1.0 million in 2013 for this loss under our insurance policies and believe it is probable that we will recover the remaining costs from our insurers, less our $0.3 million deductible. We have also filed an insurance claim under our business interruption insurance policy as a result of the business interruption we experienced in connection with the fire at the Gregory facility. As of December 31, 2013, our business interruption claim is under review and the amount of proceeds to be received therefrom has not been determined. While there was financial impact in the first quarter of 2013 due to reduced operations at our Gregory facility, there has been no lasting operational or financial impact from the fire.
Our Conroe processing plant and gathering system is a 50 MMcf/d cryogenic natural gas plant. The processing plant and gathering system operate together on a stand-alone basis north of Houston in Montgomery County, Texas to gather, process, sell and recycle natural gas. We have fixed-fee processing contracts with producers, under which the majority of the residue gas from the Conroe plant is returned to the producers for gas lift purposes. We sell the remaining residue gas and NGLs to unaffiliated parties.
Mississippi and Alabama
The assets in our Mississippi region are located principally in the southern half of the state and comprise the largest intrastate pipeline system in Mississippi. The Mississippi assets consist of 626 miles of pipeline, ranging in diameter from 2 to 20 inches with an estimated design capacity of 345 MMcf/d, and two treating plants. Our system throughput volumes in Mississippi are affected by both on-system gas production volumes and customers' demand for gas. The system has the capability to receive natural gas from three unaffiliated interstate pipelines—Southeast Supply Header, Southern Natural Gas Company (SONAT) and Texas Eastern—to supplement supply on the system or to market gas off the system.

The assets in our Alabama region are located in northwest and central Alabama and consist of 519 miles of natural gas gathering pipeline ranging from 2 to 16 inches in diameter with an estimated design capacity of 375 MMcf/d. The primary gas supply to the system is coal bed methane gas from the Black Warrior Basin with incremental volumes gathered from conventional gas wells.

Competition
The natural gas gathering, compression, processing, transportation and marketing business and the NGL fractionation business are highly competitive. Our competitors include other midstream companies, producers and intrastate and interstate pipelines. Competition for natural gas volumes is based primarily on commercial terms, reliability, service levels, flexibility, access to markets, location, available capacity, connection costs and fuel efficiencies. Our principal competitors are DCP Midstream LLC, Energy Transfer Partners, L.P., Enterprise Products Partners LP, Boardwalk Pipeline Partners, LP, Kinder Morgan Energy Partners LP, Southeast Supply Header, LLC and Atlas Pipeline, LP.
In addition to competing for natural gas supply volumes, we face competition for customer markets in selling residue gas and NGLs. Competition is based primarily on the proximity of pipelines to the markets, price and assurance of supply.
Customers and Concentration of Credit Risk
Our markets are in Texas, Alabama and Mississippi and we have a concentration of trade accounts receivable due from customers engaged in the purchase and sale of natural gas and NGL products, and other services. These concentrations of customers may affect our overall credit risk as these customers may be similarly affected by changes in economic, regulatory or other factors. We analyze customers' historical financial and operational information prior to extending credit and we monitor creditworthiness on a periodic basis.
Our top ten customers accounted for 59.7% of our revenue for the year ended December 31, 2013, including one customer, Sherwin Alumina Company, which accounted for 11.7% of our 2013 revenue.

Governmental Regulation
We are subject to regulation by the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (the "PHMSA") pursuant to the Natural Gas Pipeline Safety Act of 1968 (the "NGPSA"), and the Pipeline Safety Improvement Act of 2002 (the "PSIA"), which was reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. oil and natural gas transmission pipelines in high-consequence areas. The PHMSA has developed regulations implementing the PSIA that require transportation pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in "high consequence areas," such as high population areas. The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, reauthorizes funding for federal pipeline safety programs, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines.
PHMSA issued a rule that increased the maximum administrative civil penalties for violation of the pipeline safety laws and regulations after January 3, 2012 to $200,000 per violation per day, with a maximum of $2,000,000 for a series of violations. The PHMSA issued a final rule applying safety regulations to certain rural, low-stress, hazardous liquid pipelines that were not covered previously by some of its safety regulations and has also published advanced notice of proposed rulemakings to solicit comments on the need for changes to its natural gas and liquid pipeline safety regulations, including gathering lines. The PHMSA recently published an advisory bulletin providing guidance on verification of records related to pipeline maximum allowable operating pressure. We have performed hydrotests of our facilities to establish the maximum allowable operating pressure and do not expect that any final rulemaking by PHMSA regarding verification of maximum allowable operating pressure would materially affect our operations or revenue. We believe our records relating to allowable maximum operating pressure to be reliable, traceable, verifiable and complete. Additionally, the National Transportation Safety Board has recently recommended that the PHMSA make a number of changes to its rules, including removing an exemption from most safety inspections for natural gas pipelines installed before 1970.
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
In addition, we are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (the "OSHA"), and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act (the “EPCRA”) and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that such information be provided to employees, state and local government authorities and citizens. We and the entities in which we own an interest are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above the specified thresholds or any process which involves flammable liquid or gas, pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks below their normal boiling points without the benefit of chilling or refrigeration are exempt. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements. We believe that we are in material compliance with all applicable laws and regulations relating to worker health and safety.
We and the entities in which we own an interest are also subject to:

•
The Enviornmental Protection Agency's (the "EPA") Chemical Accident Prevention Provisions, also known as the Risk Management Plan requirements, which are designed to prevent the accidental release of toxic, reactive, flammable or explosive materials;

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
Section 311 Pipelines
Intrastate transportation of natural gas is largely regulated by the state in which such transportation takes place. Several of our intrastate pipeline subsidiaries, Southcross CCNG Transmission Ltd., Southcross Gulf Coast Transmission Ltd., Southcross Mississippi Pipeline, L.P. and Southcross Alabama Pipeline LLC, also provide interstate transportation services. The rates, terms and conditions of such services are subject to the Federal Energy Regulatory Commission (the "FERC") jurisdiction under Section 311 of the Natural Gas Policy Act ("NGPA"), and Part 284 of the FERC's regulations. Pipelines providing transportation service under Section 311 are required to provide services on an open and nondiscriminatory basis. The NGPA regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of an interstate natural gas pipeline or a local distribution company or LDC served by an interstate natural gas pipeline. Under Section 311, rates charged for intrastate transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The rates under Section 311 approved by the FERC are maximum rates and we may negotiate at or below such rates. Currently, the FERC reviews our maximum rates every five years and such maximum rates may increase or decrease as a result of such reviews. Presently, we are awaiting FERC approval of rates for one of our subsidiaries which filed a petition in early February of 2014. Our next subsidiary to file a petition for the FERC’s rate approval will be in April 2015. The terms and conditions of service set forth in the intrastate pipeline's statement of operating conditions are also subject to the FERC's review and approval. Should the FERC determine not to authorize rates equal to or greater than our currently approved Section 311 rates, our business may be adversely affected. Failure to observe the service limitations applicable to transportation and storage services under Section 311, failure to comply with the rates approved by the FERC for Section 311 service, and/or failure to comply with the terms and conditions of service established in the pipeline's FERC-approved statement of operating conditions could result in alteration of jurisdictional status, and/or the imposition of administrative, civil and criminal remedies or sanctions.
Hinshaw Pipelines
Similar to intrastate pipelines, Hinshaw pipelines, by definition, also operate within a single state. We have a Mississippi pipeline segment that is categorized as a Hinshaw pipeline. Also, similar to pipelines operating under Section 311 of the NGPA, Hinshaw pipelines can receive gas from outside their state without becoming subject to FERC's NGA jurisdiction. Specifically, Section 1(c) of the NGA exempts from the FERC's NGA jurisdiction those pipelines that transport gas in interstate commerce if (1) they receive natural gas at or within the boundary of a state, (2) all the gas is consumed within that state and (3) the pipeline is regulated by a state commission. Following the enactment of the NGPA, the FERC issued Order No. 63 authorizing Hinshaw pipelines to apply for authorization to transport natural gas in interstate commerce in the same manner as intrastate pipelines operating pursuant to Section 311 of the NGPA. Hinshaw pipelines frequently operate pursuant to blanket certificates to provide transportation and sales service under the FERC's regulations.
Historically, the FERC did not require intrastate and Hinshaw pipelines to meet the same rigorous transactional reporting guidelines as interstate pipelines. However, as discussed below, in 2010, the FERC issued a new rule, Order No. 735, which increases FERC regulation of certain intrastate and Hinshaw pipelines. See "Government Regulation—Market Behavior Rules; Reporting Requirements."
Gathering Pipeline Regulation
Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC. We believe that our natural gas gathering pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and is, therefore, not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities are subject to change based on future determinations by the FERC, the courts or U.S. Congress. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. In recent years, the FERC has taken a more light-handed approach to regulation of the gathering activities of interstate pipeline transmission companies, which has resulted in a number of such companies transferring gathering facilities to unregulated affiliates. As a result of these activities, natural gas gathering may begin to receive greater regulatory scrutiny at both the state and federal levels. Our natural gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services. Our natural gas gathering operations also may be or become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.
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
Market Behavior Rules; Reporting Requirements
On August 8, 2005, Congress enacted the Energy Policy Act of 2005 ("the EPAct 2005"). Among other matters, the EPAct 2005 amended the NGA to add an anti-manipulation provision that makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulations to be prescribed by the FERC and, furthermore, provides the FERC with additional civil penalty authority. On January 19, 2006, the FERC, issued Order No. 670, a rule implementing the anti-manipulation provision of the EPAct 2005, and subsequently denied rehearing. The rules make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC or the purchase or sale of transportation services subject to the jurisdiction of the FERC to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-manipulation rules apply to interstate gas pipelines and storage companies and intrastate gas pipelines and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted "in connection with" gas sales, purchases or transportation subject to FERC jurisdiction. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but only to the extent such transactions do not have a "nexus" to jurisdictional transactions. The EPAct 2005 also amends the NGA and the NGPA to give the FERC authority to impose civil penalties for violations of these statutes, up to $1,000,000 per day per violation for violations occurring after August 8, 2005. In connection with this enhanced civil penalty authority, the FERC issued a policy statement on enforcement to provide guidance regarding the enforcement of the statutes, orders, rules and regulations it administers, including factors to be considered in determining the appropriate enforcement action to be taken. Should we fail to comply with all applicable FERC-administered statutes, rule, regulations and orders, we could be subject to substantial penalties and fines. In addition, the Commodities Futures Trading Commission, or the CFTC, is directed under the Commodities Exchange Act, or CEA, to prevent price manipulations for the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Act and other authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of one million dollars ($1,000,000) or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA.
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
In May 2010, the FERC issued Order No. 735, which requires intrastate pipelines providing transportation services under Section 311 of the NGPA and Hinshaw pipelines operating under Section 1(c) of the NGA to report on a quarterly basis more detailed transportation and storage transaction information, including: rates charged by the pipeline under each contract; receipt and delivery points and zones or segments covered by each contract; the quantity of natural gas the shipper is entitled to transport, store, or deliver; the duration of the contract; and whether there is an affiliate relationship between the pipeline and the shipper. Order No. 735 further requires that such information must be supplied through a new electronic reporting system and will be posted on the FERC's website, and that such quarterly reports may not contain information redacted as privileged. The FERC promulgated this rule after determining that such transactional information would help shippers make more informed purchasing decisions and would improve the ability of both shippers and the FERC to monitor actual transactions for evidence of market power or undue discrimination. Order No. 735 also extends the FERC's periodic review of the rates charged by the subject pipelines from three years to five years. Order No. 735 became effective on April 1, 2011.
On November 15, 2012, the FERC issued a Notice of Inquiry seeking public comment on the issue of whether to amend its regulations under the natural gas market transparency provisions of Section 23 of the NGA, as adopted by EPAct 2005, to consider the extent to which quarterly reporting of every natural gas transaction within the FERC’s NGA jurisdiction that entails physical delivery for the next day or next month would provide useful information for improving natural gas market transparency. The comment period has ended, but the FERC has not yet issued an order.
State Utility Regulation
Some of our operations in Texas are specifically subject to the Texas Gas Utility Regulatory Act, as implemented by the Railroad Commission of Texas ("RRC"). Generally, the RRC has authority to ensure that rates charged for natural gas sales or transportation services are just and reasonable. Our gas utilities, Southcross CCNG Gathering Ltd., Southcross CCNG Transmission Ltd. and Southcross Gulf Coast Transmission Ltd., are required to file gas tariffs and Southcross NGL Pipeline Ltd. has filed a NGL tariff with the RRC.
In Mississippi, the Mississippi Public Service Commission considers Southcross Mississippi Industrial Gas Sales, L.P. ("MIGS") a utility and it is necessary to get contract approval for the negotiated contract. MIGS is a transporter to an end-user, the Leaf River Cellulose Plant, which is located within Mississippi.
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
Anti-terrorism Measures
The Department of Homeland Security Appropriation Act of 2007 requires the Department of Homeland Security (the "DHS") to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present "high levels of security risk." The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to this act and, on November 20, 2007, further issued an Appendix A to the interim rules that establishes chemicals of interest and their respective threshold quantities that will trigger compliance with these interim rules. Covered facilities that are determined by DHS to pose a high level of security risk will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, recordkeeping and protection of chemical-terrorism vulnerability information. Three of our facilities (the Gregory, Conroe and Woodsboro plants) have more than the threshold quantity of listed chemicals; therefore, a "Top Screen" evaluation was submitted to the DHS. The DHS reviewed this information and determined that none of the facilities are considered high-risk chemical facilities.
Cyber Security Measures
While we are currently not subject to governmental standards for the protection of computer-based systems and technology from cyber threats and attacks, proposals to establish such standards are being considered in the U.S. Congress and by U.S. Executive Branch departments and agencies, including the Department of Homeland Security, and we may become subject to such standards in the future. Currently, we are implementing our own cyber security programs and protocols; however, we cannot guarantee their effectiveness. A significant cyber-attack could have a material effect on our operations and those of our customers.
Environmental Matters
General
Our operation of pipelines, plants and other facilities for natural gas gathering, processing, treating, compression and transportation, and for NGL fractionation and transportation services are subject to stringent and complex federal, state and local laws and regulations relating to the protection of the environment. As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	requiring the installation of pollution-control equipment or otherwise restricting the way we operate or imposing additional costs on our operations;

•	managing or otherwise regulating the way we handle and secure toxic, reactive, flammable or explosive materials to prevent or minimize the release of such materials;

•	limiting or prohibiting construction activities in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered or threatened species;

•	delaying system modification or upgrades during permit reviews;

•	requiring investigatory and remedial actions to mitigate pollution conditions caused by our operations or attributable to former or third-party operations; and

•	enjoining the operations of facilities deemed to be in non-compliance with permits issued pursuant to or permit requirements imposed by such environmental laws and regulations.

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
Air Emissions
Our operations are subject to the federal Clean Air Act (the "CAA"), and comparable state and local laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our compressor stations and processing plants, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We believe that we are in substantial compliance with these requirements. We and our customers may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.
On January 30, 2013, the EPA finalized amendments to new regulations under the CAA to control emissions of hazardous air pollutants from stationary reciprocating internal combustion engines and stationary internal combustion engines. Subsequently, the EPA received three petitions for reconsideration of the final rules. On September 5, 2013, EPA agreed to reconsider the rules with respect to only the three issues raised in the petitions and requested public comment. We are currently evaluating the impact that the final rules will have on our operations. We are currently in full compliance with the rule as is and do not expect any amendments as a result of the three petitions to have any material effect. The scope of applicability for all of our engines is the requirement to follow a prescribed maintenance plan. We do not expect to be required to purchase, install, monitor or maintain additional emissions control equipment as a result of this rule.
On April 17, 2012, the EPA approved final rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. This rule addresses emissions of various pollutants frequently associated with oil and natural gas production and processing activities. For new or reworked hydraulically-fractured gas wells, the final rule requires controlling emissions through flaring until 2015, when the rule requires the use of reduced emission, or "green", completions. The rule also established specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants and certain other equipment. On August 5, 2013, the EPA finalized updates to the 2012 performance standards for emissions of volatile organic compounds (“VOCs”) from storage tanks used in oil and natural gas production and transmission, which, among other things, adjusted reporting requirements and phased in the date by which storage tanks must install VOC controls. Compliance with these rules could result in additional costs, including increased capital expenditures and operating costs, for us and our customers which may adversely impact our business.
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

Safe Drinking Water Act
The underground injection of oil and natural gas wastes is regulated by the Underground Injection Control program authorized by the Safe Drinking Water Act. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. We believe that our facilities will not be materially adversely affected by such requirements.
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
National Environmental Policy Act
The National Environmental Policy Act (the "NEPA") establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies. A major federal agency action having the potential to impact significantly the environment requires review under NEPA and, as a result, many activities requiring FERC approval must undergo NEPA review. Many of our activities are covered under categorical exclusions which results in a shorter NEPA review process. The Council on Environmental Quality has announced an intention to reinvigorate NEPA reviews and, on March 12, 2012, issued final guidance that may result in longer review processes that could lead to delays and increased costs that could materially adversely affect our revenues and results of operations.
Climate Change
Recent scientific studies have suggested that emissions of certain gases, commonly referred to as "greenhouse gases" or "GHG" and including carbon dioxide and methane, may be contributing to warming of the Earth's atmosphere. In response to the scientific studies, international negotiations to address climate change have occurred. The United Nations Framework Convention on Climate Change, also known as the "Kyoto Protocol," became effective on February 16, 2005 as a result of these negotiations, but the U.S. did not ratify the Kyoto Protocol. At the end of 2009, an international conference to develop a successor to the Kyoto Protocol issued a document known as the Copenhagen Accord. Pursuant to the Copenhagen Accord, the U.S. submitted a greenhouse gas emission reduction target of 17% by 2020 compared to 2005 levels. We continue to monitor the international efforts to address climate change. Their effect on our operations cannot be determined with any certainty at this time.
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
In addition, on September 22, 2009, the EPA issued a final rule requiring the monitoring and reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. Our Gregory, Woodsboro, Bonnie View and Conroe facilities are currently required to report under this rule. On November 30, 2010, the EPA published a final rule expanding its existing GHG emissions reporting rule for petroleum and natural gas facilities, including natural gas transmission compression facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year. The rule, which went into effect on December 30, 2010, and which has been repeatedly revised and amended with respect to such matters as technical corrections, business confidentiality and deadlines for compliance, requires annual reporting of greenhouse gas emissions by regulated facilities to the EPA. We have submitted the reports required under this rule on a timely basis and have adopted procedures for future required reporting.
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
Employees
On January 1, 2013, all employees of the predecessor prior to our IPO were transferred to our General Partner. None of these employees are covered by collective bargaining agreements, and our General Partner considers its employee relations to be good. Currently, we do not have any employees. The officers of our General Partner manage our operations and activities, and our General Partner employed 174 employees as of December 31, 2013.
Available Information, “Lead Director” and Corporate Governance Documents
Available Information
We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports, as well as other documents electronically with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). From time-to-time, we also may file registration and related statements pertaining to equity or debt offerings. We provide access free of charge to all of these materials, as soon as reasonably practicable after such materials are filed with, or furnished to the SEC, on our website located at www.southcrossenergy.com.
The public may obtain such reports from the SEC's website at www.sec.gov. The public may also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330.
Interested parties may communicate directly with the independent directors of our General Partner by submitting a communication in an envelope marked “Confidential” addressed to the “Independent Members of the Board of Directors” in care of Jerry W. Pinkerton, or such other director designated as the “Lead Director” under the Corporate Governance Guidelines adopted by our General Partner and disclosed in any future public filings with the SEC, and delivering it to 1700 Pacific Avenue, Suite 2900, Dallas, Texas 75201.
Lead Director

In accordance with the Corporate Governance Guidelines adopted by our General Partner, Jerry W. Pinkerton is the “Lead Director” responsible for chairing the executive sessions required to be held by our General Partner’s non-management directors. The Corporate Governance Guidelines permit the Chairman of the board of directors of our General Partner to designate another independent director to lead such meetings as the “Lead Director.”
Corporate Governance Documents
Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the audit committee and the compensation committee of our General Partner's board of directors also are available on our website at www.southcrossenergy.com. We also will provide, free of charge, a copy of any of our governance documents listed above upon written request to our General Partner's corporate secretary at our principal executive office. Our principal executive offices are located at 1700 Pacific Avenue, Suite 2900, Dallas, Texas 75201 and our telephone number is (214) 979-3700.

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
Risks Related to Our Business
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our General Partner, to enable us to pay the minimum quarterly distribution, or any distribution, to our unitholders.
We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of natural gas we gather, process, treat, compress and transport and the volume of NGLs we fractionate and transport;

•	the level of production of, and the demand for, oil, natural gas and NGLs and the market prices of oil, natural gas and NGLs;

•
damage to pipelines, facilities, plants, related equipment and surrounding properties caused by hurricanes, earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism including damage to third-party pipelines or facilities upon which we rely for transportation and processing services;

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
Because of the natural decline in production from existing wells in our areas of operation, our success depends in part on producers growing production and replacing declining production and also on our ability to obtain new sources of natural gas. Any decrease in the volumes of natural gas that we gather, compress, process, treat or transport or in the volumes of NGLs that we fractionate or transport could adversely affect our business and operating results.
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
Our failure to effectively execute our major development projects could result in delays and/or cost over-runs, limitations on our growth and negative effects on our operating results, liquidity and financial position.
We are engaged in the planning and construction of several major development projects, some of which will take a number of months before commercial operation. These projects are complex and subject to a number of factors beyond our control, including delays from third-party landowners, the permitting process, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Also, legislative or regulatory intervention may create limits or prohibit our ability to perform desired capital projects. Delays in the completion of these projects could have a material adverse effect on our business, financial condition, results of operations and liquidity. Estimating the timing and expenditures related to these development projects is complex and subject to variables that can increase expected costs. Should the actual costs of these projects exceed our estimates, our liquidity and capital position could be adversely affected. This level of development activity requires effort from our management and technical personnel and places additional requirements on our financial resources and internal financial controls.
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
We purchase from producers and other suppliers a substantial amount of the natural gas that flows through our pipelines and processing facilities for sale to third parties, including natural gas marketers and others.
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
Our gathering, processing and transportation contracts subject us to contract renewal risks.
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
A significant percentage of our revenue is attributable to a relatively limited number of customers. Our top ten customers accounted for 59.7% of our revenue for the year ended December 31, 2013, including one customer that accounted for 11.7%. We have gathering, processing and/or transportation and/or sales contracts with each of these customers of varying duration and commercial terms. If we are unable to renew our contracts with one or more of these customers on favorable terms, we may not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In addition, some of our customers may have material financial and liquidity issues or may, as a result of operational incidents or other events, be disproportionately affected as compared to larger, better capitalized companies. Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our revenue, gross operating margin and cash flows and our ability to make cash distributions to our unitholders. In any of these situations, our revenue and cash flows and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to concentrated risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively limited number of customers for a substantial portion of our revenue.
If third-party pipelines, other midstream facilities, or purchasers of our products interconnected to our gathering or transportation systems become partially or fully unavailable, or if the volumes we gather or transport do not meet the natural gas and NGL quality requirements of such pipelines or facilities, our gross operating margin and cash flow and our ability to make distributions to our unitholders could be adversely affected.
Our natural gas gathering and transportation pipelines, NGL pipelines and processing facilities connect to other pipelines or facilities owned and operated by unaffiliated third parties. The continuing operation of such third-party pipelines, processing plants, facilities of purchasers of our products and other midstream facilities is not within our control. These pipelines and facilities may become unavailable because of testing, turnarounds, line repair, reduced operating pressure, lack of operating capacity, regulatory requirements, curtailments of receipt or deliveries due to insufficient capacity or because of damage from natural disasters or other operational hazards. In addition, if the costs to us to access and transport on these third-party pipelines significantly increase, our profitability could be reduced. If any such increase in costs occurred, if any of these pipelines or other midstream facilities become unable to receive, transport or process natural gas, or if the volumes we gather or transport do not meet the natural gas quality requirements of such pipelines or facilities, our gross operating margin and ability to make cash distributions to our unitholders could be adversely affected.
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
Significant portions of our pipeline systems and processing plants have been in service for many decades. Our executive management team has a limited history of operating our assets. There may be historical occurrences or latent issues regarding our pipeline systems of which our executive management team may be unaware and that may have a material adverse effect on our business and results of operations. The age and condition of our pipeline systems could also result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce our revenue. Any significant increase in maintenance and repair expenditures or loss of revenue due to the age or condition of our pipeline systems could adversely affect our business and results of operations and our ability to make cash distributions to our unitholders.
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
If we are unable to make accretive acquisitions from third parties, whether because we are (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (ii) unable to obtain financing for these acquisitions on economically acceptable terms because our Credit Facility restricts us from making acquisitions or (iii) outbid by competitors or for any other reason, then our future growth and ability to increase cash distributions could be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per unit basis.
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
In general, we rely, in large part, on banks and capital markets to fund our operations, contractual commitments and refinance existing debt. These markets can experience high levels of volatility and access to capital can be constrained for an extended period of time. In addition to conditions in the capital markets, a number of other factors, including our financial performance, could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for both secured and unsecured debt. If we are unable to secure financing on acceptable terms, our other sources of funds, including available cash, bank facilities, and cash flow from operations may not be adequate to fund our operations, contractual commitments and refinance existing debt.
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
As of December 31, 2013, we had total indebtedness of $267.3 million. In February 2014, our indebtedness was reduced by $148.5 million as a result of our equity offering completed in February 2014. Our future level of debt could have important consequences to us, including the following:

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
The provisions of our Credit Facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our Credit Facility could result in a default or an event of default that could enable our lenders, subject to the terms and conditions of our Credit Facility, to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.
For a complete description of long-term debt, see Part II, Item 8, Note 7 of this report.
We are subject to stringent environmental laws and regulations that may expose us to significant costs and liabilities.
Our natural gas gathering, processing, compression, treating and transportation operations and NGL fractionation services are subject to stringent and complex federal, state and local environmental laws and regulations that govern the discharge of materials into the environment or otherwise relate to environmental protection. Examples of these laws include:

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
In recent years, the U.S. Congress has considered legislation to restrict or regulate emissions of greenhouse gases, or GHGs, such as carbon dioxide and methane that may be contributing to global warming. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives are expected to be proposed that may be relevant to GHG emissions issues. In addition, almost half of the states, either individually or through multi‑state regional initiatives, have begun to address GHG emissions, primarily through the planned development of emission inventories or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. Depending on the scope of a particular program, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations (e.g., at compressor stations). Although most of the state‑level initiatives have to date been focused on large sources of GHG emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to GHG-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.

Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing Clean Air Act authority. For example, on December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. In 2009, the EPA adopted rules regarding regulation of GHG emissions from motor vehicles. In addition, on September 22, 2009, the EPA issued a final rule requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. Our Gregory and Conroe processing facilities are currently required to report under this rule. On November 30, 2010, the EPA published a final rule expanding its existing GHG emissions reporting rule for petroleum and natural gas facilities, including natural gas transmission compression facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year. The rule, which went into effect on December 30, 2010, requires reporting of GHG emissions by regulated facilities to the EPA by September 2012 for emissions during 2011 and annually thereafter. We timely submitted the reports required under this rule and have adopted procedures for future required reporting. However, operational or regulatory changes could require some or all of our other facilities to be required to report GHG emissions at a future date. In 2010, EPA also issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for GHG emissions under the Clean Air Act. Several of the EPA’s GHG rules are being challenged in pending court proceedings and, depending on the outcome of such proceedings, such rules may be modified or rescinded or the EPA could develop new rules.
Although it is not possible at this time to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business, any future federal or state laws or implementing regulations that may be adopted to address GHG emissions could require us to incur increased operating costs and could adversely affect demand for the natural gas we gather, treat or otherwise handle in connection with our services. The potential increase in the costs of our operations resulting from any legislation or regulation to restrict emissions of GHGs could include new or increased costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our GHG emissions and administer and manage a GHG emissions program. While we may be able to include some or all of such increased costs in the rates charged by our pipelines or other facilities, such recovery of costs is uncertain. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for natural gas, resulting in a decrease in demand for our services. We cannot predict with any certainty at this time how these possibilities may affect our operations.
Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas production by our customers, which could adversely impact our revenues.
A portion of our customers' natural gas production is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Hydraulic fracturing has become the subject of opposition, the subject of additional private and government studies and the subject of increased federal, state and local regulation. For example, Congress may consider legislation to amend the Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under that Act's Underground Injection Control Program and to require disclosure of chemicals used in the hydraulic fracturing process. In addition, the EPA has announced plans to develop standards for discharges of hydraulic fracturing wastewaters by 2014, has adopted new regulations under the Clean Air Act requiring, among other things, the use of “reduced emission completion” technology for certain hydraulic fracturing operations and related equipment, and has announced plans to solicit public comment on a possible federal reporting requirement for fluids used in hydraulic fracturing pursuant to the Toxic Substances Control Act. Compliance with such laws and regulations could result in additional costs, including increased capital expenditures and operating costs, for us and our customers, which may adversely impact our cash flows and results of operations.
Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. We cannot predict whether any other legislation will be enacted and if so, what its provisions would be. If additional levels of regulation and permits are required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and prohibitions for producers who drill near our pipelines which could reduce the volumes of natural gas available to move through our gathering systems which could materially and adversely affect our revenue and results of operations.
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
A change in the jurisdictional characterization or regulation of our assets or a change regulatory laws and regulations or the implementation of existing laws and regulations could result in increased regulation of our assets which could materially and adversely affect our financial condition, results of operations and cash flows.
Intrastate transportation facilities that do not provide interstate transmission services and gathering facilities (whether or not they provide interstate transportation services) are exempt from the jurisdiction of the FERC under the NGA. Although the FERC has not made any formal determinations with respect to any of our facilities, we believe that our intrastate natural gas pipelines and related facilities that are not engaged in providing interstate transmission services are engaged in exempt gathering and intrastate transportation and, therefore, are not subject to FERC jurisdiction. We also believe that our natural gas gathering pipelines meet the traditional tests that the FERC has used to determine if a pipeline is a gathering pipeline and is therefore not subject to the FERC's jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and, over time, the FERC's policy for determining which facilities it regulates has changed. In addition, the distinction between FERC-regulated transmission facilities, on the one hand, and intrastate transportation and gathering facilities, on the other, is a fact-based determination made by the FERC on a case-by-case basis. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the NGA, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or the Natural Gas Policy Act of 1978 ("NGPA") this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the cost-based rate established by the FERC.
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

State regulation of gathering facilities generally includes safety and environmental regulation and complaint-based ratable take requirements and rate regulation. State and local regulation may cause us to incur additional costs or limit our operations, may prevent us from choosing the customers to which we provide service. Due to increased gathering activity, among other considerations, natural gas gathering is beginning to receive greater legislative and regulatory scrutiny which could result in new regulations or enhanced enforcement of existing laws and regulations. Increased regulation of natural gas gathering could adversely affect our financial condition, results of operations and cash flows and our ability to make cash distributions to our unitholders.
We may incur greater than anticipated costs and liabilities as a result of pipeline safety regulation, including integrity management program testing and related repairs.
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
In addition, many states, including the states in which we operate, have adopted regulations similar to existing DOT regulations for intrastate pipelines. Although many of our pipeline facilities fall within a class that is currently not subject to these requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with our non-exempt pipelines, particularly in South Texas. We have incurred costs of approximately $0.5 million during 2013 in order to complete the testing required by existing DOT regulations and their state counterparts. This expenditure included all costs associated with repairs, remediations, preventative and mitigating actions related to the 2013 testing program.
Should we fail to comply with DOT or comparable state regulations, we could be subject to penalties and fines. Additionally, pipeline safety reforms, including new requirements, enhanced penalties and changes in the administration and enforcement of safety laws have been implemented in recent years and the consideration of additional reforms is ongoing. Such legislative and regulatory changes could have a material effect on our operations and costs of transportation service.
The adoption and implementation of new statutory and regulatory requirements for swap transactions could increase the costs and have an adverse impact on our ability to hedge risks associated with our business and increase the working capital requirements to conduct these activities.
In July 2010, federal legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. The Dodd-Frank Act provides new statutory requirements for swap transactions, including oil and gas hedging transactions. These statutory requirements must be implemented through regulation, primarily through rules to be adopted by the Commodity Futures Trading Commission ("CFTC"). While certain regulations have been promulgated and are already in effect, the rulemaking and implementation process is still ongoing, and we cannot yet predict the ultimate effect of the rules and regulations on our business.
The Dodd-Frank Act provisions are intended to change fundamentally the way swap transactions are entered into, transforming an over-the-counter market in which parties negotiate directly with each other into a regulated market in which many swaps are to be executed on registered exchanges or swap execution facilities and cleared through central counterparties. Many market participants will be newly regulated as swap dealers or major swap participants, with new regulatory capital requirements and other regulations that may impose business conduct rules and mandate how they hold collateral or margin for swap transactions. All swaps will be subject to new reporting, and all market participants will be subject to new recordkeeping requirements. The impact of the Dodd-Frank Act on our hedging activities is uncertain at this time, and the CFTC has not yet promulgated final regulations implementing the key provisions.
To date, however, several categories of swaps have been designated by the CFTC as mandatorily clearable swaps. These swaps will also be required to be traded on registered swap execution facilities or exchanges. Both the clearing and the trading requirements are likely to significantly increase transaction costs of entering into swaps (e.g., by entering into agreements with and paying commission to brokerage and clearing intermediaries). Even if we chose to rely on the end-user exception from the clearing and trading requirements, such swap will likely to be subject to the enhanced margin requirements because the CFTC has proposed, but has not yet finalized, rules requiring market participants to post margin in connection with uncleared swaps. Posting of such margin could impact liquidity and reduce our cash available for capital expenditures or other partnership purposes. A requirement to post cash collateral could therefore reduce our willingness or ability to execute hedges to reduce commodity price uncertainty and thus protect cash flows. If we reduce our use of swaps as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable.

The CFTC has also issued regulations to set position limits for certain futures and option contracts in the major energy, metals and agricultural markets as well as for swaps that are the economic equivalents of such futures transactions. The CFTC’s position limits rules were to become effective on October 12, 2012, but a United States District Court vacated and remanded the position limits rules to the CFTC. On November 5, 2013, the CFTC re-proposed a rulemaking on position limits and aggregation; however, it is uncertain at this time whether, when, and to what extent the CFTC’s position limits rules will become effective.

The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may increase our exposure to less creditworthy counterparties. We may also need to expend significant resources complying with and adapting to the new regulatory regime, including documentation, confirmation, and significant reporting and recordkeeping requirements.

Cyber-attacks, acts of terrorism or other disruptions could adversely impact our results of operations and our ability to make cash distributions to unitholders.
We are subject to cyber-security risks related to breaches in the systems and technology that we use (i) to manage our operations and other business processes and (ii) to protect sensitive information maintained in the normal course of our businesses. The gathering, processing and transportation of natural gas from our gathering, processing and pipeline facilities are dependent on communications among our facilities and with third-party systems that may be delivering natural gas into or receiving natural gas and other products from our facilities. Disruption of those communications, whether caused by physical disruption such as storms or other natural phenomena, by failure of equipment or technology, or by manmade events, such as cyber-attacks or acts of terrorism, may disrupt our ability to deliver natural gas and control these assets. Cyber-attacks could also result in the loss of confidential or proprietary data or security breaches of other information technology systems that could disrupt our operations and critical business functions, adversely affect our reputation, and subject us to possible legal claims and liability, any of which could have a material adverse effect on our results of operations and our ability to make cash distributions to unitholders. In addition, our natural gas pipeline systems may be targets of terrorist activities that could disrupt our ability to conduct our business and have a material adverse effect on our results of operations and our ability to make cash distributions to unitholders. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.
Our ability to operate our business effectively could be impaired if we fail to attract and retain key management and personnel.
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
We do not have employees. We rely solely on officers and employees of our General Partner to operate and manage our business.
If we fail to develop or maintain an effective system of internal controls, we may not be able to report our financial results timely and accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.
We are subject to the public reporting requirements of the Exchange Act, including the rules thereunder that require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, which we refer to as Section 404.
Given the difficulties inherent in the design and operation of internal controls over financial reporting, in addition to our limited accounting personnel and management resources, we can provide no assurance as to our or our independent registered public accounting firm's future conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Any failure to implement and maintain effective internal controls over financial reporting will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.
We are required to disclose changes made in our internal control and procedures on a quarterly basis and make an annual assessment of our internal control over financial reporting pursuant to Section 404. In addition, pursuant to the recently enacted JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an "emerging growth company," which may be through December 31, 2017.
The amount of cash we have available for distribution to holders of our common units, subordinated units, and Series A convertible preferred units depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.
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
Southcross Energy LLC controls our General Partner, and has the authority to appoint all of the officers and directors of our General Partner, some of whom are also officers of Charlesbank, the entity that controls Southcross Energy LLC. Although our General Partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is beneficial to its ultimate owner, Southcross Energy LLC. Conflicts of interest may arise between Southcross Energy LLC and our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of Southcross Energy LLC over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•	Neither our Second Amended and Restated Agreement of Limited Partnership ("Partnership Agreement") nor any other agreement requires Southcross Energy LLC to pursue a business strategy that favors us.

•	Our General Partner is allowed to take into account the interests of parties other than us, such as Southcross Energy LLC, in resolving conflicts of interest.

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

•
Our General Partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or a growth capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our General Partner and the ability of the subordinated units to convert to common units.

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
There were 10,390,272 publicly traded common units at December 31, 2013. In addition, Southcross Energy LLC owns 1,863,713 common units, 12,213,713 subordinated units and 221,884 Series A convertible preferred units. You may not be able to resell your common units at or above your acquisition price. Additionally, a lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.

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
We expect that we will distribute all of our available cash to our unitholders and will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and growth capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.
In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or growth capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our Partnership Agreement or our Credit Facility on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.
While our Partnership Agreement requires us to distribute all of our available cash, our Partnership Agreement, including provisions requiring us to make cash distributions contained therein, may be amended.
While our Partnership Agreement requires us to distribute all of our available cash, our Partnership Agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our Partnership Agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our Partnership Agreement can be amended with the consent of our General Partner and the approval of a majority of the outstanding common units (including common units held by affiliates of our General Partner) after the subordination period has ended. As of December 31, 2013, Southcross Energy LLC, the 100% owner of our General Partner, owned, directly or indirectly, 15.2% of the outstanding common units, all of our outstanding subordinated units and 12.5% of our outstanding Series A convertible preferred units.
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
Our Partnership Agreement contains provisions that restrict the rights of unitholders with respect to actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our Partnership Agreement provides that:

•
whenever our General Partner makes a determination or takes, or declines to take, any other action in its capacity as our General Partner, our General Partner is required to make such determination, or take or decline to take such other action, in good faith, meaning it subjectively believed that the decision was in the best interest of us and our unitholders, and except as specifically provided by our Partnership Agreement, will not be subject to any other or different standard imposed by our Partnership Agreement, Delaware law, or any other law, rule or regulation, or at equity;

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

◦	approved by the conflicts committee of the board of directors of our General Partner, although our General Partner is not obligated to seek such approval;

◦	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our General Partner and its affiliates;

◦	determined by the board of directors of our General Partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

◦
determined by the board of directors of our General Partner to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our General Partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the board of directors of our General Partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the final two subclauses above, then it will be presumed that, in making its decision, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
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
We anticipate that our General Partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion; however, it is possible that our General Partner could exercise this reset election at a time when we are experiencing declines in our aggregate cash distributions or at a time when our General Partner expects that we will experience declines in our aggregate cash distributions in the foreseeable future. In such situations, our General Partner may be experiencing, or may expect to experience, declines in the cash distributions it receives related to its incentive distribution rights and may therefore desire to be issued common units, which are entitled to specified priorities with respect to our distributions and which therefore may be more advantageous for our General Partner to own in lieu of the right to receive incentive distribution payments based on target distribution levels that are less certain to be achieved in the then-current business environment. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued common units to our General Partner in connection with resetting the target distribution levels related to our General Partner's incentive distribution rights.
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
Even if holders of our common units are dissatisfied, they cannot currently remove our General Partner without its consent.
Our unitholders are currently unable to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 662/3% of all outstanding limited partner units voting together as a single class is required to remove our General Partner. As of December 31, 2013, Southcross Energy LLC owns 54.5% of our outstanding common units, subordinated units and Series A convertible preferred units. Also, if our General Partner is removed without cause during the subordination period and units held by our General Partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our General Partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our General Partner liable for actual fraud or willful or wanton misconduct in its capacity as our General Partner. Cause does not include most cases of charges of poor management of the business, so the removal of our General Partner because of the unitholder's dissatisfaction with our General Partner's performance in managing us will most likely result in the termination of the subordination period and the conversion of all subordinated units to common units.
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

As of December 31, 2013, Southcross Energy LLC held an aggregate of 1,863,713 common units, 12,213,713 subordinated units, and 221,884 Series A convertible preferred units. All of the subordinated units will convert into common units at the end of the subordination period. The Series A convertible preferred units may be converted on a one-for-one basis, as adjusted, upon our election to apply certain leverage covenants set forth in our Credit Facility. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
Our General Partner has a limited call right that may require you to sell your units at an undesirable time or price.
If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of December 31, 2013, Southcross Energy LLC owned approximately 15.2% of our 12,253,985 outstanding common units. At the end of the subordination period and following the conversion of the Series A convertible preferred units, assuming no additional issuances of common units (other than upon the conversion of the subordinated units and the Series A convertible preferred units), Southcross Energy LLC will own approximately 54.5% of our outstanding common units. Also, in February 2014, we completed a public offering of 9,200,000 additional common units.
Your liability may not be limited if a court finds that unitholder action constitutes control of our business.
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. We are organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. You could be liable for any and all of our obligations as if you were a general partner if a court or government agency were to determine that:

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
Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable both for the obligations of the assignor to make contributions to us that were known to the substituted limited partner at the time it became a limited partner and for those obligations that were unknown if the liabilities could have been determined from the Partnership Agreement. Neither liabilities to partners on account of our interest nor liabilities that are non-recourse to us are counted for purposes of determining whether a distribution is permitted.
Tax Risks
Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (IRS) were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, then our cash available for distribution to our unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.
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
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us and may be applied retroactively. Any such changes could negatively impact the value of an investment in our common units.
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
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take or may take, and the IRS's positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all the positions we take or may take. A court may not agree with some or all of the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have an adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our General Partner because the costs will reduce our cash available for distribution.
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
Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from their sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders' tax returns.
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
We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ended December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, we will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.
As a result of investing in our common units, our unitholders may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in Alabama, Mississippi, and Texas. Some of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is our unitholders' responsibility to file all federal, state and local tax returns.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our real property falls into two categories:

1.	parcels that we own in fee title; and
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
We are not aware of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by us or to our title to any material lease, easement, right-of-way, permit or lease, and we believe that we have satisfactory title to all of our material leases, easements, rights-of-way, permits and licenses. A description of our properties is included in Part I, Item 1 of this report and incorporated herein by reference.

Item 3.	Legal Proceedings

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

On March 5, 2013, our subsidiary filed suit against Formosa Hydrocarbons Company, Inc. (“Formosa”).  The lawsuit seeks recoveries of losses that we believe our subsidiary experienced as a result of the failure of Formosa to perform certain obligations under the gas processing and sales contract between the parties.  Formosa filed a response generally denying our claims and, later, Formosa filed a counterclaim against our subsidiary claiming our affiliate breached the gas processing and sales contract and a related agreement between the parties for the supply by Formosa of residue gas to a third party on behalf of our subsidiary. We believe the counterclaims are without merit and our subsidiary will defend itself vigorously against the counterclaims while continuing to pursue our own claims. We cannot predict the outcome of such litigation or the timing of any related recoveries or payments.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Market Information
Our common units have been listed on the NYSE since November 2, 2012 under the symbol "SXE." The table below sets forth the high and low sales prices of our common units and the per unit distributions declared since November 7, 2012. Distributions are recorded when paid.

	Unit Prices		Distributions per common unit
	High	Low			Record date	Payment date
Quarter Ended December 31, 2013	$21.00	$16.21	$0.40		February 5, 2014	February 14, 2014
Quarter Ended September 30, 2013	24.78	16.73	0.40		November 7, 2013	November 14, 2013
Quarter Ended June 30. 2013	23.67	18.34	0.40		August 9, 2013	August 14, 2013
Quarter Ended March 31, 2013	26.49	20.15	0.40		May 10, 2013	May 15, 2013
Quarter Ended December 31, 2012 (1)	24.75	22.00	0.24	(2)	February 11, 2013	February 14, 2013
_______________________________________________________________________________

(1)	From November 2, 2012, the day our common units began trading on the NYSE through December 31, 2012.

(2)
Pro-rated cash distribution for the portion of the quarter following the closing of our IPO on November 7, 2012 which corresponds to the minimum quarterly distribution of $0.40 per unit or $1.60 on an annualized basis.

The last reported sale price of our common units on the NYSE on February 28, 2014 was $17.60 and, as of such date, there were approximately 5,831 holders of record of our common units and 21,454,119 common units outstanding. As of February 28, 2014, we have issued 12,213,713 subordinated units, 1,800,886 Series A convertible preferred units and 723,220 general partner units, for which there is no established trading market.
Distribution of Available Cash
General.    Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.
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
Minimum Quarterly Distribution.    Commencing with the fourth quarter of 2012, we made quarterly distributions to the holders of our common units and subordinated units of $0.40 per unit, or $1.60 on an annualized basis (with the first such distribution being prorated), and intend to continue to make a minimum quarterly distribution to unitholders to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our General Partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our General Partner, taking into consideration the terms of our Partnership Agreement and requirements under our credit agreement.
General Partner Interest and Incentive Distribution Rights
Our General Partner is currently entitled to 2.0% of all distributions that we make prior to our liquidation. Our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current General Partner interest. Our General Partner's initial 2.0% interest in our distributions will be reduced if we issue additional limited partner units in the future and our General Partner does not contribute a proportionate amount of capital to us to maintain its 2.0% general partner interest.
Our General Partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus in excess of $0.46 per unit per quarter. The maximum distribution of 50% includes distributions paid to our General Partner on its 2.0% general partner interest and assumes that our General Partner maintains its general partner interest at 2.0%. The maximum distribution of 50% does not include any distributions that our General Partner may receive on any limited partner units that it owns.
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our General Partner based on the specified target distribution levels. The amounts set forth under "Marginal Percentage Interest in Distributions" are the percentage interests of our General Partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column "Total Quarterly Distribution Per Unit Target Amount." The percentage interests shown for our unitholders and our General Partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our General Partner include its 2.0% general partner interest and assume that our General Partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, our General Partner has not transferred its incentive distribution rights and that there are no arrearages on common units.

		Marginal percentage interest in distributions
	Total quarterly distribution per unit target amount	Unitholders	General Partner
Minimum quarterly distribution	$0.40	98%	2%
First target distribution	$0.40 up to $0.46	98%	2%
Second target distribution	above $0.46 up to $0.50	85%	15%
Third target distribution	above $0.50 up to $0.60	75%	25%
Thereafter	above $0.60	50%	50%
Performance Graph
The following performance graph compares the cumulative total unitholder return of our common units with the Standard & Poor's 500 Stock Index ("S&P 500") and the Alerian MLP Index for the period from our IPO (November 7, 2012) to December 31, 2013, assuming an initial investment of $100.

Securities Authorized for Issuance Under Equity Compensation Plan
See discussion in Part III, Item 12 of this report entitled “Securities Authorized for Issuance Under Equity Compensation Plan.”

Item 6.	Selected Financial Data
The information in this section should be read in conjunction with Part II, Item 7 and Item 8. The preparation of our consolidated financial statements requires us to make a number of significant judgments and estimates, as well as consider a number of uncertainties (in thousands, except per unit data and volume data).

	Year Ended December 31,				June 2, 2009 through December 31, 2009(1)	Southcross Energy LLC's Predecessor
	2013(1)	2012(1)	2011(1)	2010(1)		January 1, 2009 through July 31, 2009
Statements of operations data:
Revenues	$634,722	$496,129	$523,149	$498,747	$206,634	$330,870
(Loss) income from operations	(3,020)	3,289	16,388	19,733	9,325	1,798
Net loss	(15,970)	(4,488)	—	—	—	—
Series A convertible preferred unit in-kind distribution and fair value adjustment	(1,670)	—	—	—	—	—
Net loss from January 1, 2012 through November 6, 2012	—	(260)	—	—	—	—
Net loss for partners	(17,640)	(4,228)	—	—	—	—
General partner's interest	(319)	(85)	—	—	—	—
Limited partners' interest	(17,321)	(4,143)	—	—	—	—
Net (loss) income from Southcross Energy LLC	—	(260)	7,539	9,719	4,408	1,721
Less deemed dividend on:
Redeemable preferred units	—	(2,693)	(1,553)	—	—	—
Series B redeemable preferred units	—	(4,696)	—	—	—	—
Series C redeemable preferred units	—	(2,012)	—	—	—	—
Preferred units	—	(13,249)	(14,131)	(12,802)	(4,818)	—
Net (loss) income attributable to Southcross Energy LLC common unitholders	—	(22,910)	(8,145)	(3,083)	(410)	1,721
Basic and diluted earnings per unit
Net loss allocated to limited partner common units (from November 7, 2012)	(8,683)	(2,072)	—	—	—	—
Weighted average number of limited partner common units outstanding	12,224,997	12,213,713	—	—	—	—
Loss per common unit	(0.71)	(0.17)	—	—	—	—
Net (loss) income allocated to Southcross Energy LLC common units	—	(22,910)	(8,145)	(3,083)	(410)	1,721
Weighted average number of Southcross Energy LLC common units outstanding	—	1,198,429	1,197,876	1,197,257	1,197,007	n/a
Loss per Southcross Energy LLC common unit(2)	—	(19.12)	(6.79)	(2.57)	(0.34)	n/a
Performance measures:
Distributions declared per unit(3)	1.60	0.24	n/a	n/a	n/a	n/a
Other financial data:
Adjusted EBITDA(4)	34,486	24,019	28,957	30,869	16,517	9,236
Gross operating margin(4)	93,546	71,640	62,569	59,316	27,589	29,502
Maintenance capital expenditures	3,353	5,193	5,317	3,402	3,025	565
Growth capital expenditures	90,510	164,623	150,669	1,843	1,669	250
Operating data:
Average throughput volumes of natural gas (MMBtu/d)	575,240	553,093	506,975	471,265	492,350	592,243
Average volume of processed gas (MMBtu/d)	240,825	206,045	155,475	153,557	166,018	188,642
Average volume of NGLs sold (Bbls/d)	12,545	9,385	5,131	5,557	5,369	5,757
Realized prices on natural gas volumes sold/Btu ($/MMBtu)	3.75	2.83	4.05	4.42	3.97	3.95
Realized prices on NGL volumes sold/gal ($/gal)	0.88	0.87	1.35	1.10	1.01	0.69
Balance sheet data (at period end):
Cash and cash equivalents	3,349	7,490	1,412	20,323	5,724	—
Trade accounts receivable	57,669	50,994	41,234	35,059	39,956	—
Property, plant, and equipment, net	575,795	550,603	369,861	229,309	235,065	—
Total assets	652,315	618,605	420,385	289,643	287,808	—
Total debt (current and long term)	267,300	191,000	208,280	115,000	119,949	—
Series A convertible preferred unit in-kind distribution and fair value adjustment	40,504	—	—	—	—	—
_______________________________

(1)	Reflects financial data of Southcross Energy Partners, L.P. subsequent to our IPO on November 7, 2012, and Southcross Energy LLC for periods ending prior to November 7, 2012.

(2)	Earnings per unit of Southcross Energy LLC prior to our IPO of Southcross Energy Partners, L.P.

(3)
A distribution of $0.24 attributable to fourth quarter 2012 is the first distribution declared by us and corresponds to the minimum quarterly distribution of $0.40 per unit, or $1.60 on an annualized basis, pro-rated for the portion of the quarter following the closing of our IPO on November 7, 2012.

(4)	See Part II, Item 7 for definition of Non-GAAP financial metrics and reconciliation of Non-GAAP metrics to its most directly comparable GAAP financial measure.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our historical consolidated financial condition and results of operations that is intended to help the reader understand our business, results of operations and financial condition. It should be read in conjunction with other sections of this report, including our historical consolidated financial statements and accompanying notes thereto included in Part II, Item 8 of this report.
Overview and How We Evaluate our Operations
Overview
Southcross Energy Partners, L.P. (the "Partnership," "Southcross," "we," "our" or "us") is a Delaware limited partnership formed in April 2012. Southcross Energy LLC is a Delaware limited liability company, and the predecessor for accounting purposes (the "Predecessor") of the Partnership. References in this Form 10-K to the Partnership, when used for periods prior to our initial public offering ("IPO") on November 7, 2012, refer to Southcross Energy LLC and its consolidated subsidiaries, unless otherwise specifically noted. References in this Form 10-K to the Partnership, when used for periods beginning at or following our IPO, refer collectively to the Partnership and its consolidated subsidiaries. Southcross Energy LLC and its subsidiaries are controlled through investment funds and entities associated with Charlesbank Capital Partners, LLC ("Charlesbank"). Southcross Energy LLC holds all of the equity interests in Southcross Energy Partners GP, LLC, a Delaware limited liability company and our general partner (“General Partner”).
We are a master limited partnership that provides natural gas gathering, processing, treating, compression and transportation services and NGL fractionation and transportation services. We also source, purchase, transport and sell natural gas and NGLs. Our assets are located in South Texas, Mississippi and Alabama and include three gas processing plants, two fractionation plants and approximately 2,740 miles of pipeline. Our South Texas assets are located in or near the Eagle Ford shale region. We are headquartered in Dallas, Texas.
General Trends and Outlook

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

Natural Gas and NGL Environment

According to the U.S. Energy Information Administration (the “EIA”) natural gas production in the United States reached its highest recorded annual total in 2013 and is expected to increase from 23 trillion cubic feet (“Tcf”) in 2011 to 33 Tcf in 2040, with almost all of the growth coming from shale formations. Natural gas production from shales is expected to increase to 19 Tcf by 2040 from 5 Tcf produced in 2010. Natural gas production from shales amounted to 23% of total natural gas produced in the U.S. in 2010 and is projected to grow to 56% by 2040. The continued growth in shale gas production is expected to result from the dual application of horizontal drilling and hydraulic fracturing. Another contributing factor is ongoing drilling in shale and other plays with high concentrations of NGLs and crude oil, which in energy-equivalent terms, have a higher value than dry natural gas.

The increase in natural gas consumption in the U.S. is expected to come primarily from the industrial and electric power sectors. Major consumers of natural gas in the United States in 2012 included the electric power generation sector with consumption of 9 Tcf, the industrial sector with 7 Tcf, the residential sector with 4 Tcf and 3 Tcf from the commercial sector. The natural gas share of electricity generation rose to 24% in 2010 and is expected to continue increasing to 30% in 2040, driving a large portion of the anticipated increased consumption of natural gas in the United States.

As a result of the current low natural gas price environment, some natural gas producers have cut back or suspended their drilling operations in certain dry gas regions where the economics of natural gas production are less favorable. Drilling activities focused in liquids-rich regions have continued and, in some cases, have increased, as the high Btu content associated with liquids-rich production enhances overall drilling economics, even in a low natural gas price environment.

Average daily gas production in the Eagle Ford in South Texas reached 3.3 Bcf/d in 2013, 54% higher than in 2012. According to the Texas Railroad Commission, well permits increased from 2011 to 2013 in the Eagle Ford shale region by approximately 45% from 2,826 to 4,107 permitted. With continued growth of drilling activity and gas production in South Texas and the Eagle Ford shale area, we believe there will continue to be expansion opportunities for ourselves and other midstream companies in order to meet the growing infrastructure needs of our customers and continue to move natural gas and NGLs to markets.

We expect that the continued environment for natural gas demand will be favorable, driven by population, economic growth, and the export market, as well as the continued replacement of coal electricity generation by natural gas electricity generation due to the low prices of natural gas and stricter governmental and environmental regulations on the mining and burning of coal.

According to EIA forecasts, the United States will become a net exporter of liquid natural gas (“LNG”) in 2016, and it an overall net exporter of natural gas in 2018. U.S. exports of LNG from new liquefaction capacity are expected to surpass 2 Tcf by 2020 and increase to 3.5 Tcf in 2029.

Interest rate environment

The credit markets recently have experienced near-record lows in interest rates. As the overall economy strengthens, it is likely that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. This could affect our ability to access the debt capital markets to the extent we may need to in the future to fund our growth. In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances.
Our Operations
Our integrated operations provide a full range of complementary services extending from wellhead to market, including gathering natural gas at the wellhead, treating natural gas to meet downstream pipeline and customer quality standards, processing natural gas to separate NGLs from natural gas, fractionating the resulting NGLs into the various components and selling or delivering pipeline quality natural gas and purity product NGLs to various industrial and energy markets as well as large pipeline systems. Through our network of pipelines, we connect supplies of natural gas to our customers, which include industrial, commercial and power generation customers and local distribution companies. All of our operations are managed as and presented in one reportable segment.
Our results are determined primarily by the volumes of natural gas we gather and process, the efficiency of our processing plants and NGL fractionation plants, the commercial terms of our contractual arrangements, natural gas and NGL prices, and our operations and maintenance expense. We manage our business with the goal to maximize the gross operating margin we earn from contracts balanced against any risks we assume in our contracts. Our contracts vary in duration from one month to several years and the pricing under our contracts varies depending upon several factors, including our competitive position, our acceptance of risks associated with longer-term contracts and our desire to recoup over the term of the contract any capital expenditures that we are required to incur to provide service to our customers. We purchase, gather, process, treat, compress, transport and sell natural gas and purchase, fractionate, transport and sell NGLs. Contracts with a counterparty generally contain one or more of the following arrangements:

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
The following table summarizes our gross margins from these arrangements (in thousands):

	Year ended December 31,
	2013		2012		2011
	Gross margin	Percent of total gross operating margin	Gross margin	Percent of total gross operating margin	Gross margin	Percent of total gross operating margin
Fixed-fee	$59,532	63.7%	$48,055	67.0%	$32,340	51.7%
Fixed-spread	11,143	11.9%	18,737	26.2%	14,544	23.2%
Sub-total	70,675	75.6%	66,792	93.2%	46,884	74.9%
Commodity-sensitive	22,871	24.4%	4,848	6.8%	15,685	25.1%
Total gross operating margin	$93,546	100.0%	$71,640	100.0%	$62,569	100.0%
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
Volume—We determine and analyze volumes on a disaggregated basis, but report overall volumes after elimination of intercompany deliveries. The volume of natural gas and NGLs on our systems depends on the level of production from natural gas wells connected to our systems and also from wells connected with other pipeline systems that are interconnected with our systems.
Gross Operating Margin—Gross operating margin of our contracts is one of the metrics we use to measure and evaluate our performance. Gross operating margin is not a measure calculated in accordance with GAAP. We define gross operating margin as the sum of contract revenues less the cost of natural gas and NGLs sold. For our fixed-fee contracts, we record the fee as revenue and there is no offsetting cost of natural gas and NGLs sold. For our fixed-spread and commodity-sensitive arrangements, we record as revenue all of our proceeds from the sale of the natural gas or NGLs and record as an expense the associated cost of natural gas and NGLs sold.
Operations and Maintenance Expense—Our management seeks to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets. Direct labor costs, insurance costs, property ad valorem taxes, repair and non-capitalized maintenance costs, integrity management costs, utilities, and contract services comprise the most significant portion of our operations and maintenance expense. These expenses are relatively stable and largely independent of volumes delivered through our systems, but may fluctuate depending on the activities performed during a specific period.
Adjusted EBITDA and Distributable Cash Flow—We believe that Adjusted EBITDA and distributable cash flow are widely accepted financial indicators of our operational performance and our ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA and distributable cash flow are not measures calculated in accordance with GAAP.
We define Adjusted EBITDA as net income, plus interest expense, income tax expense, depreciation and amortization expense, certain non-cash charges such as non-cash equity compensation and unrealized losses on derivative contracts, major litigation, net of recoveries, and selected charges and transaction costs that are unusual or non-recurring, less interest income, income tax benefit, unrealized gains on commodity derivative contracts and selected gains that are unusual or non-recurring. Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP.
Adjusted EBITDA is used as a supplemental measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to support our indebtedness and make future cash distributions;

•	operating performance and return on capital as compared to those of other companies in the midstream energy sector, without regard to financing or capital structure; and

•	the attractiveness of capital projects and acquisitions and the overall rates of return on investment opportunities.
We define distributable cash flow as Adjusted EBITDA plus interest income, less cash paid for interest (net of capitalized costs), income tax expense and maintenance capital expenditures and use distributable cash flow to analyze our performance. Distributable cash flow does not reflect changes in working capital balances.
Distributable cash flow is used to assess:

•	the ability of our assets to generate cash sufficient to support our indebtedness and make future cash distributions to our unitholders; and

•	the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.
Non-GAAP Financial Measures
Gross operating margin, Adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition, results of operations and cash flows from operations. Net income is the GAAP measure most directly comparable to each of gross operating margin and Adjusted EBITDA. The GAAP measure most directly comparable to distributable cash flow is net cash provided by operating activities. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as an analytical tool because each excludes some but not all items that affect the most directly comparable GAAP financial measure. You should not consider any of gross operating margin, Adjusted EBITDA or distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because gross operating margin, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
Reconciliations of Non-GAAP financial Measures
The following table presents a reconciliation of gross operating margin to net (loss) income (in thousands):

	Year ended December 31,
	2013	2012	2011
Gross operating margin	$93,546	$71,640	$62,569
Add (deduct):
Income tax expense	(385)	(246)	(261)
Interest expense	(12,590)	(5,767)	(5,348)
Loss on extinguishment of debt	—	(1,764)	(3,240)
Gain on sale of assets, net	25	—	522
General and administrative expense	(21,764)	(13,842)	(9,129)
Depreciation and amortization expense	(33,548)	(18,977)	(12,345)
Operations and maintenance expense	(41,254)	(35,532)	(25,229)
Net (loss) income	$(15,970)	$(4,488)	$7,539

The following table presents a reconciliation of net cash flows provided by operating activities to net (loss) income, Adjusted EBITDA, and distributable cash flow (in thousands):

	Year ended December 31,
	2013	2012	2011

Net cash provided by operating activities	$15,973	$24,323	$20,007
Add (deduct):
Depreciation and amortization expense	(33,548)	(18,977)	(12,345)
Unit-based compensation	(2,186)	(630)	—
Loss on extinguishment of debt	—	(1,764)	(3,240)
Deferred financing costs amortization	(1,287)	(1,183)	(882)
Gain on sale of assets, net	25	—	522
Unrealized gain (loss)	120	(141)	(21)
Other, net	(130)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	6,675	9,760	2,806
Prepaid expenses and other	1,197	1,246	497
Other non-current assets	(215)	(1,786)	2,155
Accounts payable and accrued expenses	(1,411)	(16,517)	(2,759)
Other liabilities	(1,183)	1,181	799
Net (loss) income	$(15,970)	$(4,488)	$7,539
Add (deduct):
Depreciation and amortization expense	33,548	18,977	12,345
Interest expense	12,590	5,767	5,348
Unrealized (gain) loss	(120)	141	21
Loss on extinguishment of debt	—	1,764	3,240
Unit-based compensation	2,186	630	—
Income tax expense	385	246	261
Gain on sale of assets, net	(25)	—	—
Major litigation costs, net of recoveries	517	—	—
Other, net	61	568	203
Expenses associated with significant items	1,314	414	—
Adjusted EBITDA	$34,486	$24,019	$28,957
(Deduct):
Cash interest, net of capitalized costs	(11,187)	(4,584)	(4,466)
Income tax expense	(385)	(246)	(261)
Maintenance capital expenditures	(3,353)	(5,193)	(5,317)
Distributable cash flow	$19,561	$13,996	$18,913
Current Year Highlights
The following events that took place during 2013 impacted or are likely to impact our financial condition and results of operations. The following should be read in conjunction with Part I, Item 1 of this report for a more detailed account of such events.
Financing Activities
Credit Facility
On March 27, 2013 we entered into the first amendment (the “First Amendment”) to our Credit Facility. On April 12, 2013, we entered into the limited waiver and second amendment (the “Second Amendment”) to our Credit Facility, which waived our defaults under our Credit Facility relating to financial covenants for the period ended March 31, 2013 and provided us with more favorable financial covenants than were provided previously. On January 29, 2014, we entered into the third amendment (the “Third Amendment") to our Credit Facility. Pursuant to the Third Amendment, we may acquire a specified target entity or its assets, and make certain capital expenditures with respect to the extension of the Partnership’s pipeline systems located in McMullen County, Texas.
Series A Convertible Preferred Units
We entered into a Series A Convertible Preferred Unit Purchase Agreement (the “Purchase Agreement”) with Southcross Energy LLC, pursuant to which we issued and sold 1,715,000 of our Series A convertible preferred units ("Series A Preferred Units") to Southcross Energy LLC during the second quarter of 2013. The Series A Preferred Units were sold to Southcross Energy LLC for a cash purchase price of $22.86 per unit, in a privately negotiated transaction (the “Private Placement”). Southcross Energy LLC sold 1,500,000 of these Series A Preferred Units to third parties during the second quarter of 2013. At December 31, 2013, Southcross Energy LLC held 221,884 Series A Preferred Units.  In our S-3 Registration Statement filed on November 29, 2013, the common units issuable upon conversion of our Series A Preferred Units were registered. See further discussion included in Part II, Item 8, Note 10 of this report.

The $40.0 million raised from all sales of Series A Preferred Units and General Partner capital contributions was used to reduce borrowings under our Credit Facility (See Part II, Item 8, Note 7). The Private Placement of Series A Preferred Units resulted in proceeds to us of $39.2 million, and our General Partner contributed $0.8 million to maintain its 2.0% general partner interest in us.

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

•
Bonnie View start-up lost revenue and expenses. Following the start-up of our Bonnie View fractionation facility during the fourth quarter of 2012, we experienced periods of reduced recoveries and production of off-specification NGLs. This continued into the six-month period ended June 30, 2013, which caused us to sell non-purity products at reduced prices or leave NGLs in the natural gas stream and sell them at natural gas equivalent prices.  The plant achieved consistent operating performance commencing later in the quarter ended June 30, 2013, and during the quarters ended September 30, 2013 and December 31, 2013, in excess of 99% of finished NGLs produced at our two fractionators were sold at “on-spec” prices.

•
New pipelines in operation. In February 2013, we completed construction and commenced full flow-through of our 20-inch Bee Line pipeline to move rich gas to our Woodsboro processing plant. The Bee Line is a 57-mile pipeline with capacity of approximately 320 MMcf/d. In July 2013, we commenced flow-through of our new 16-inch, 9.4-mile pipeline from our Karnes County pipeline into Bee County. In October 2013, we initiated operation of a new 12-inch, 3.3-mile pipeline lateral off of our McMullen pipeline to move rich gas to our Woodsboro processing plant.

•
Gregory processing and NGL fractionation facility.  We shut down the Gregory facility in January 2013 to perform extensive turnaround maintenance activities and connect additional equipment to enhance NGL recoveries.  As the turnaround maintenance was nearing completion in January 2013, we experienced a fire that damaged a small portion of the facility. We resumed significant operations in April 2013 and full operations in May 2013.  In connection with the fire, we spent $4.6 million to return the plant to service and filed an insurance claim related to these costs.  We recovered $1.0 million from insurance for this loss during the second quarter of 2013 and believe it is probable that we will recover the remaining costs, less a $0.3 million deductible, under our insurance policies.

•
New long-term NGL sales contracts.  In March 2013, we entered into new firm sales contracts for propane, butane and natural gasoline produced at both our Bonnie View and Gregory NGL fractionation facilities. Deliveries under these contracts began in May 2013, providing us with additional markets at fixed differentials to NGL index prices and enhancing our earnings.

Results of Operations
The following table summarizes our results of operations (in thousands, except operating data):

	Year ended December 31,
	2013	2012	2011
Revenues	$634,722	$496,129	$523,149
Expenses:
Cost of natural gas and liquids sold	541,176	424,489	460,580
Operations and maintenance	41,254	35,532	25,229
Depreciation and amortization	33,548	18,977	12,345
General and administrative	21,764	13,842	9,129
Total expenses	637,742	492,840	507,283
(Loss) income from operations	(3,020)	3,289	15,866
Loss on extinguishment of debt	—	(1,764)	(3,240)
Gain on sale of assets, net	25	—	522
Interest expense	(12,590)	(5,767)	(5,348)
(Loss) income before income tax expense	(15,585)	(4,242)	7,800
Income tax expense	(385)	(246)	(261)
Net (loss) income	$(15,970)	$(4,488)	$7,539
Other financial data:
Adjusted EBITDA	$34,486	$24,019	$28,957
Gross operating margin	93,546	71,640	62,569
Maintenance capital expenditures	3,353	5,193	5,317
Growth capital expenditures	90,510	164,623	150,669
Operating data:
Average throughput of gas (MMBtu/d)	575,240	553,093	506,975
Average volume of processed gas (MMBtu/d)	240,825	206,045	155,475
Average volume of NGLs sold (Bbls/d)	12,545	9,385	5,131
Realized prices on natural gas volumes ($/MMBtu)	$3.75	$2.83	$4.05
Realized prices on NGL volumes ($/gal)	0.88	0.87	1.35
The following table summarizes our average natural gas throughput volumes, amount of NGLs delivered, and volume of processed gas:

	Year ended December 31,
	2013	2012	2011
Average throughput volumes of natural gas (MMBtu/d)
South Texas	375,777	352,458	363,545
Mississippi/Alabama	199,463	200,635	143,430
Total average throughput volumes of natural gas	575,240	553,093	506,975
Average volume of processed gas (MMBtu/d)	240,825	206,045	155,475
Average volume of NGLs sold (Bbls/d)	12,545	9,385	5,131
2013 Compared with 2012
Volume and overview—Our average throughput volume of natural gas increased by 4.0% to 575,240 MMBtu/d in 2013 compared to 553,093 MMBtu/d in 2012, including an increase of 6.6% in our South Texas volumes. The increase was driven primarily by increased rich gas volumes entering our pipelines in South Texas to be processed at our facilities.  Processed gas volumes increased 16.9% to 240,825 MMBtu/d during 2013, compared to 206,045 MMBtu/d during 2012 as a result of increased processing capacity during 2013 at our Woodsboro processing plant which was completed during the last half of 2012. The average volume of NGLs sold increased by 33.7% to 12,545 Bbls/d in 2013 primarily the result of an increase in rich gas volumes processed at our facilities from the Eagle Ford shale area.  Fractionation capacity of our Bonnie View fractionation facility increased from 11,500 Bbls/day during the last half of 2012 to 22,500 Bbls/day in February 2013.
Our gross operating margin increased by 30.6% to $93.5 million in 2013 compared to $71.6 million in 2012. This increase was due primarily to increased margin from NGLs and revenues from transportation, gathering and processing fees related to higher processed gas volumes.
We incurred a net loss of $16.0 million in 2013 compared to a net loss of $4.5 million in 2012. This was due primarily to a $14.6 million increase in depreciation and amortization expense, a $7.9 million increase in general and administrative expenses, a $6.8 million increase in interest expense and higher operations and maintenance expenses of $5.7 million partially offset by an increase in gross margin of $21.9 million. Adjusted EBITDA increased 43.6% to $34.5 million in 2013 compared to $24.0 million in 2012. This was due primarily to higher gross operating margin partially offset by increased general and administrative expenses and operations and maintenance expenses.
Revenue—Our revenue for 2013 increased 27.9% to $634.7 million compared to $496.1 million in 2012. The increase was due primarily to a $79.8 million increase in revenue from sales of natural gas to $405.2 million for 2013 compared to $325.4 million for 2012 resulting from increased natural gas sales volumes.  Additionally, revenue from sales of NGLs and condensate increased $45.4 million, or 36.6%, to $169.5 million for 2013, compared to $124.1 million for 2012, reflecting the increased production of NGLs at our plants. Additionally, revenue from transportation, gathering and processing fees increased $13.3 million, or 28.8%, reflecting the results of additional rich gas volumes in 2013.  Realized average natural gas and NGL prices were as follows:

	Years Ended December 31,
	2013	2012
Natural Gas	$3.75/MMBtu	$2.83/MMBtu
NGLs	$0.88/gal	$0.87/gal
Cost of natural gas and NGLs sold—Our cost of natural gas and liquids sold was $541.2 million in 2013 compared to $424.5 million in 2012. The $116.7 million or 27.5% increase was due primarily to higher prices for natural gas and NGLs purchased and increased volumes of natural gas purchased compared to 2012.
Operations and maintenance expense—Operations and maintenance expense increased $5.7 million or 16.1% to $41.3 million in 2013 compared to $35.5 million in 2012. The increase was due primarily to higher labor and benefits of $2.5 million and an increase of $2.2 million for utilities associated with our Woodsboro plant and Bonnie View fractionation facility which commenced operations in the third quarter and fourth quarter of 2012, respectively. In addition, we had increased ad valorem and other taxes of $1.5 million during 2013 due to investments in and expansion of our assets which were partially offset by a reduction in operating expenses of $1.2 million associated with the operations of our pipeline assets due to a reduction in scheduled maintenance during 2013.
General and administrative ("G&A") expense—G&A expenses were $21.8 million in 2013 compared to $13.8 million in 2012 representing an $7.9 million or 57.2% increase. This increase was due primarily to increased expenses from additional personnel at our corporate office, expenses related to being a public company, insurance coverage to support our growing asset base and operations, and increased legal expenses associated with ongoing litigation.
Depreciation and amortization expense—Depreciation and amortization expense was $33.5 million for 2013 compared to $19.0 million in 2012 representing an increase of $14.6 million or 76.8%. The increase was due primarily to the timing of completion of growth capital projects and the acceleration of $1.3 million in depreciation related to the planned abandonment of a compressor station during 2013.
Loss on extinguishment of debt—In 2012, we incurred a loss on the extinguishment of debt of $1.8 million in connection with the repayment of $270.0 million of Southcross Energy LLC's assumed debt balance following our IPO consisting of a partial write-down of deferred financing costs.
Interest expense—Net interest expense increased $6.8 million, or 118.3%, to $12.6 million in 2013 compared to $5.8 million in 2012. The increase was due to higher average borrowings of $243.9 million in 2013 compared to $230.4 million in 2012. For the years 2013 and 2012, our average effective interest rate was 4.44% and 3.95%, respectively.
2012 Compared with 2011

Volume and overview—Our average throughput volume of natural gas increased by 9.1% to 553,093 MMBtu/d in 2012 compared to 506,975 MMBtu/d in 2011. The increase was driven primarily by our Mississippi/Alabama systems which increased 39.9% in 2012 due to twelve months of throughput on our pipeline and gathering system that we acquired from Enterprise Alabama Intrastate, LLC (“EAI”) in September 2011 compared to four months of activity in 2011. Our South Texas throughput volumes in 2012 decreased by 3.0% compared to 2011. This decrease in our South Texas throughput volumes reflects the offsetting effects of declining lean gas supply and increasing rich gas supply, the latter of which was largely timed to occur as we increased our processing and fractionation capacity late in 2012. NGLs sold increased by 82.9% to 9,385 Bbls/d in 2012 primarily the result of an increase in rich gas volumes processed at our facilities from the Eagle Ford Share area.
Our gross operating margin increased by 14.5% to $71.6 million in 2012, primarily the result of higher processing fees and gathering fees and the benefit of eight additional months of operations from the acquisition of EAI which offset negative effects occurring during 2012 of lost revenue during startup of facilities, curtailments of processed volumes and other negative factors.
We incurred a net loss of $4.5 million in 2012 compared to net income of $7.5 million in 2011. This was due primarily to higher operations and maintenance expenses of $10.3 million, a $6.6 million increase in depreciation and amortization expense, and a $4.7 million increase in general and administrative expenses resulting from the growth of our business exceeding the benefits of our higher gross operating margin. As a result of our recapitalization in 2012, we incurred a loss on extinguishment of debt, which was lower than such loss in 2011. Adjusted EBITDA decreased 17.1% to $24.0 million in 2012 compared to $29.0 million in the prior year, due primarily to higher operations and maintenance expense, and general and administrative expenses as stated above, offset by an improvement in gross operating margin. We estimate the impact to Adjusted EBITDA due to processing plant outages and curtailments at the Formosa processing plant in 2012 was approximately $5.3 million.
Revenue—Our revenue for 2012 was $496.1 million compared to $523.1 million in 2011. The decrease of $27.0 million or 5.2% was due primarily to lower pricing of natural gas and NGL products, partially offset by a 9.1% increase in throughput volumes and 82.9% increase in NGLs sold as discussed above. Realized average natural gas and NGL prices were as follows:

	Years Ended December 31,
	2012	2011
Natural Gas	$2.83/MMBtu	$4.05/MMBtu
NGLs	$0.87/gal	$1.35/gal
Cost of natural gas and NGLs sold—The cost of natural gas and liquids sold was $424.5 million in 2012 compared to $460.6 million in 2011. The $36.1 million or 7.8% decrease was due to lower prices of natural gas and NGLs offset by the cost of increased NGL volumes.
Operations and maintenance expense—Operations and maintenance expense increased $10.3 million or 40.8% to $35.5 million in 2012. This increase was due primarily to $4.0 million related to the startup of the Woodsboro and Bonnie View facilities, $2.1 million resulting from the inclusion of eight additional months of the EAI pipeline and gathering system, $3.0 million at our Gregory processing facility for outages and a maintenance turnaround in December 2012, increased pipeline integrity costs of $0.6 million, $0.4 million in higher equipment and vehicle rentals, increased cathodic protection costs of $0.3 million, and higher other operations and maintenance expenses of $0.6 million.
General and administrative ("G&A") expenses—G&A expenses were $13.8 million in 2012 compared to $9.1 million in 2011 representing a $4.7 million or 51.6% increase. This increase was due primarily to increased employment‑related expenses of $3.3 million and increased professional fees of $1.0 million, both primarily associated with preparing to become and then becoming a publicly traded master limited partnership, and increased insurance of $0.4 million, as we continued to build out our corporate and support infrastructure.
Depreciation and amortization expense—Depreciation and amortization expense was $19.0 million for 2012 or an increase of $6.6 million or 53.7%. The increase in this expense primarily was the result of the EAI acquisition in September 2011 and growth capital expenditures made during the second half of 2011 and in 2012.
Loss on extinguishment of debt—In 2012, we incurred a loss on the extinguishment of debt of $1.8 million in connection with the repayment of $270.0 million of Southcross Energy LLC’s assumed debt balance following our IPO consisting of a partial write-down of deferred financing costs. In 2011, we incurred a loss on the extinguishment of debt of $3.2 million relating to the partial write-down of deferred financing costs on a previous credit agreement which was amended in June 2011.
Interest expense—Net interest expense increased $0.4 million, or 7.8%, to $5.8 million in 2012 compared to $5.3 million in 2011. The increase was due to higher average borrowings of $230.4 million in 2012 compared to $147.4 million in 2011, partially offset by increased capitalized interest of $6.3 million in 2012 compared to $1.8 million in 2011. For the years ended December 31, 2012 and December 31, 2011, our average effective interest rate was 3.95% and 3.58%, respectively.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity have been cash generated from operations, investments by Southcross Energy LLC and other investors, equity raised through our IPO and other equity issuances and borrowings under our predecessor’s credit facility and our Credit Facility. Our primary cash requirements consist of operating and G&A expenses, maintenance capital expenditures to sustain existing operations or generate additional revenues, interest payments on outstanding debt, acquisitions and construction of new assets, businesses acquisitions, and distributions to unitholders.
We expect to fund short term cash requirements, such as operating and G&A expenses and maintenance capital expenditures primarily through operating cash flows. We expect to fund long-term cash requirements, such as for expansion projects and acquisitions, through several sources, including operating cash flows, borrowings under our Credit Facility and issuances of additional equity and debt securities, as appropriate and subject to market conditions. Other than our new pipeline to be constructed that will extend in Webb County, Texas with estimated project cost of $125.0 million, our ability to fund expansion projects under our Credit Facility is currently limited to $25.0 million for the 18-month period ending June 30, 2015, which can be increased to $28.0 million if additional funds are placed into the Collateral Account (as defined in the Second Amendment). We entered into the Third Amendment to our Credit Facility in January 2014, which enables us to make certain capital expenditures with respect to the extension of our pipeline systems located in McMullen County, Texas in excess of the $25.0 million limitation for the18-month period ending June 30, 2015. See "Credit Facility" section below for a description of the amendments to our Credit Facility.
As of December 31, 2013, we had $267.3 million in outstanding borrowings under our Credit Facility. Under our Credit Facility, we have the ability to borrow $250.0 million plus an amount equal to the funds deposited into the Collateral Account and letters of credit outstanding. As of December 31, 2013, cash on deposit in the Collateral Account was $17.4 million. As of December 31, 2013, Southcross Energy LLC had $30.1 million of cash which has been made available for deposit into the Collateral Account to support subsequent additional borrowings. In February 2014, we completed a public equity offering of 9,200,000 additional common units and we received a capital contribution from our General Partner to maintain its 2.0% interest in us. The net proceeds from the public offering were $148.5 million.
We temporarily repaid borrowings under our Credit Facility, which we will redraw to fund the construction of new pipeline and other general purposes, including future permitted acquisitions.
Capital expenditures.    Our business is capital-intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of and will continue to be:

•	maintenance capital expenditures, which are capital expenditures that are not considered growth capital expenditures; and

•
growth capital expenditures, which are capital expenditures to expand or increase the efficiency of the existing operating capacity of our assets. Growth capital expenditures include expenditures that facilitate an increase in volumes within our operations, whether through construction or acquisition.

The following table summarizes our capital expenditures (in thousands):

	Year Ended December 31,
	2013	2012
Maintenance capital	$3,353	$5,193
Growth capital	90,510	164,623
Capital expenditures	$93,863	$169,816

Growth capital expenditures during the year ended December 31, 2013 related primarily to (i) our new pipeline laterals, (ii) completion and upgrades of the Bonnie View NGL fractionation facility in February 2013 and upgrades to the Woodsboro plant throughout 2013 and (iii) completion of our new Bee Line pipeline completed in February 2013.  Our growth capital expenditures during year ended December 31, 2012 related primarily to (i) construction of the Bonnie View fractionation facility (ii) construction of our Woodsboro processing facility and (iii) construction of the Bee Line pipeline. Our growth capital expenditures are estimated to be between $130.0 million to $150.0 million for 2014, including an estimated $125.0 million for the construction of the new pipeline extending into Webb County, Texas.

Outlook.    Cash flow is affected by a number of factors, some of which we cannot control. These factors include prices and demand for our services, operational risks, volatility in commodity prices or interest rates, industry and economic conditions, conditions in the financial markets and other factors.
Commodity prices and financial market conditions continue to support opportunities for volume growth from shale resource plays. Our ability to benefit from growth projects to accommodate strong drilling activity and the associated need for infrastructure assets and services is subject to operational risks and uncertainties such as the uncertainty inherent in some of the assumptions underlying design specifications for new, modified or expanded facilities. These risks also impact third-party service providers and their facilities. Delays or under performance of our facilities or third-party facilities may adversely affect our ability to generate cash from operations and comply with our obligations, including the covenants under our debt instruments. In other cases, actual production delivered may fall below volume estimates that we relied upon in deciding to pursue an acquisition or other growth project. Future cash flow and our ability to comply with our debt covenants would likewise be affected adversely if we experienced declining volumes over a sustained period and/or unfavorable commodity prices.
Our historical financing strategy for funding long-term capital expenditures has been to target a roughly equal mix of debt and equity financing and a consolidated leverage ratio which complied with our credit agreement covenants. During the fourth quarter 2012 and into the first quarter 2013 we encountered operational difficulties having an adverse impact our operating results. As a result of this negative impact, we believed it was unlikely that we would be in compliance with our financial covenants calculated for the quarter ending March 31, 2013, such that we negotiated with our lenders and secured more favorable financial covenants and amended our Credit Facility. As of December 31, 2013, we were in compliance with our financial covenants.
On January 29, 2014, we entered into the Third Amendment to our Credit Facility. Pursuant to the Third Amendment, we may acquire a specified target entity or its assets, and make certain capital expenditures with respect to the extension of the Partnership’s pipeline systems located in McMullen County, Texas.
In February 2014, we completed a public equity offering of 9,200,000 additional common units and we received a capital contribution from our General Partner to maintain its 2.0% interest in us. The net proceeds from the public offering were $148.5 million. We plan to use the net proceeds from the offering to fund the recently announced construction of our new pipeline extending into Webb County, Texas and for general partnership purposes, including future permitted acquisitions. Pending such use, we temporarily repaid borrowings under our Credit Facility, which we will redraw to fund the construction of the new pipeline and other general purposes. Also, under the terms of the Third Amendment to our Credit Facility, we amended our Consolidated Total Leverage Ratio (as defined in our Credit Facility) covenant in our Credit Facility to decrease automatically our “Maximum Adjusted Consolidated Total Leverage Ratio” (as defined in our Credit Facility) to 5.75 to 1.00.
We believe that cash from operations, the proceeds from our offering, cash on hand and available capacity under our Credit Facility will provide liquidity to meet future short term capital requirements and to fund committed capital expenditures for the majority of 2014. The sufficiency of these liquidity sources to fund necessary and committed capital needs will be dependent upon our ability to meet our covenant requirements of our Credit Facility. Please read "Liquidity and Capital Resources—Credit Facility" for a description of our Credit Facility.
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
Cash Flows
The following table provides a summary of our cash flows by category (in thousands):

	Year ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$15,973	$24,323	$20,007
Net cash used in investing activities	(97,109)	(169,816)	(144,602)
Net cash provided by financing activities	76,995	151,571	105,684

2013 Compared with 2012
Operating Activities—Net cash provided by operating activities was $16.0 million in 2013, compared to $24.3 million in 2012. The decrease in cash provided by operating activities was $8.4 million. The net loss in 2013 was more than offset by non-cash charges in 2013, principally depreciation expense, resulting in positive cash flows from operations before working capital items of $22.4 million. Working capital needs were higher in 2013 due primarily to the 2013 payment of accrued capital expenditures in 2012 and an increased accounts receivable balance.
Investing Activities—Net cash used in investing activities was $97.1 million in 2013 compared to $169.8 million in 2012. The decrease in cash used in investing activities of $72.7 million primarily relates to the decrease in capital spending period over period caused by the completion of the Bee Line and Bonnie View fractionation facility in February 2013. During the year ended December 31, 2013, we spent $90.5 million in growth capital and $3.4 million in maintenance capital, compared to the year ended December 31, 2012 when we spent $164.6 million in growth capital and $5.2 million in maintenance capital.  In addition to capital spending, we spent $3.4 million, net of our insurance proceeds and deductible, at our Gregory facility related to a fire that occurred in January 2013 to return the plant to service.
Financing Activities—Net cash provided by financing activities was $77.0 million in 2013 compared to $151.6 million in 2012. The decrease was driven primarily by the proceeds from the issuance of common units from our IPO of $187.8 million and the proceeds from our predecessor's issuance of Series B redeemable preferred units and Series C redeemable preferred units of $42.8 million and $30.0 million, respectively, for the year ended December 31, 2012. This was offset by an increase in net borrowings of $93.6 million period over period and the issuance of our Series A Preferred Units increased cash from financing activities by $38.8 million for the year ended December 31, 2013.
2012 Compared with 2011
Operating activities—Net cash provided by operating activities was $24.3 million in 2012, compared to $20.0 million in 2011. The increase in cash provided by operating activities of 4.3 million primarily was a result of the positive effect of a decline in the change in operating assets and liabilities of $9.6 million driven primarily by growth in volumes and accrued operating and maintenance costs at our Gregory facility and higher ad valorem taxes. These factors were partially offset by lower net income, net of non-cash charges of $5.3 million.
Investing activities—Net cash used in investing activities was $169.8 million in 2012 compared to $144.6 million in 2011. The increase in cash used in investing activities primarily was a result of increases in growth capital expenditures associated with our growth activities.
Financing activities—Net cash provided by financing activities was $151.6 million in 2012 compared to $105.7 million in 2011. The increase in cash provided by financing activities of $45.9 million primarily was a result of IPO proceeds of $187.8 million offset by distributions to Southcross Energy LLC of $71.2 million.
Credit Facility
On January 29, 2014, we entered into the Third Amendment (the “Third Amendment”) to our Credit Facility which amends our "Consolidated Total Leverage Ratio" covenant to decrease automatically our “Maximum Adjusted Consolidated Total Leverage Ratio” to 5.75 to 1.00 if before March 31, 2014 we have (a) received net cash proceeds in a specified amount pursuant to permitted equity offerings and (b) initiated construction of the a new pipeline into Webb County, Texas in accordance with the terms of our Credit Facility (as defined in our Credit Facility).

As of December 31, 2013, we had $267.3 million in outstanding borrowings under our Credit Facility. Our Credit Facility matures on November 7, 2017, the fifth anniversary of our IPO closing date. We may utilize our Credit Facility for working capital requirements and capital expenditures, the purchase of assets, the payment of distributions, repurchase of units, specific acquisitions, and for our general purpose as long as we are in compliance with its terms, including our financial covenants. We have not experienced any difficulties in obtaining funding from any of our lenders, but the lack of or delay in funding by one or more members of our banking group could negatively affect our liquidity position.
Under our Credit Facility, we have the ability to borrow $250.0 million plus an amount equal to the funds deposited into the Collateral Account and letters of credit outstanding. As of December 31, 2013, cash on deposit in the Collateral Account was $17.4 million. Our borrowings under our Credit Facility were $267.3 million and $191.0 million as of December 31, 2013 and 2012, respectively, and our remaining available capacity under our Credit Facility was $0.1 million as of December 31, 2013. As of December 31, 2013, Southcross Energy LLC had $30.1 million of cash which has been made available for deposit into the Collateral Account to support subsequent additional borrowings. For the year ended December 31, 2013 and 2012, our average outstanding borrowings were $243.9 million and $230.4 million and our maximum outstanding borrowings were

$267.3 million and $270.0 million, respectively. Our letters of credit outstanding were $31.3 million and $26.3 million as of December 31, 2013 and 2012, respectively. All of our assets are pledged as collateral under our Credit Facility.
Borrowings under our Credit Facility bear interest at LIBOR plus an applicable margin or a base rate as defined in the respective credit agreements. Under the terms of the Credit Facility, the applicable margin under LIBOR borrowings was 4.50% and 3.25% at December 31, 2013 and 2012, respectively. The weighted average interest rate on borrowings under our Credit Facility for 2013 and 2012 was 4.44% and 3.95%, respectively. The commitment fee for both years ended December 31, 2013 and 2012 was $0.4 million.
On March 27, 2013, we entered into the First Amendment to our Credit Facility. As a result of the First Amendment, our letters of credit sublimit was reduced from $75.0 million to $31.5 million and our available credit was reduced from $350.0 million to $250.0 million, plus the sum of any amounts placed on deposit in a collateral account of our General Partner (the "Collateral Account"), plus letters of credit outstanding. Our General Partner deposited $10.0 million into the Collateral Account as required under the First Amendment. Pursuant to the First Amendment, we are allowed to pay our quarterly cash distribution of available cash for the first quarter 2013 in an amount not to exceed the amount then on deposit in the Collateral Account. Because the First Amendment did not modify our requirement to meet the financial covenants under our Credit Facility beginning March 31, 2013 we further amended our Credit Facility as discussed below.
On April 12, 2013 we entered into the limited waiver and Second Amendment to our Credit Facility which waived our defaults relating to financial covenants for the period ending March 31, 2013 and provided more favorable financial covenants until we give notice under the Credit Facility that we have achieved a Target Leverage Ratio (as defined in the Second Amendment) of 4.25 to 1.00 for one quarter or 4.50 to 1.00 for two consecutive quarters, calculated excluding the benefit of cash on deposit in the Collateral Account and any equity cure amounts (the "Target Leverage Test"). Our available credit continues to be subject to the availability limits described in the First Amendment.
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

•	a minimum Consolidated EBITDA (as defined in our Credit Facility) of $9.0 million for the second quarter of 2013, with no maximum Consolidated Total Leverage Ratio covenant for such period;

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

•	until the Target Leverage Ratio is achieved, proceeds from any new equity issuances or asset sales are to be applied to reduce the then outstanding debt.
For the calendar quarters ended on or before December 31, 2013, if we failed to comply with the financial covenants of the Credit Facility ("Financial Covenant Default") we had the right (which could not be exercised more than two times) to cure such Financial Covenant Default by having Southcross Energy LLC and/or our General Partner deposit into the Collateral Account the amount required by the Second Amendment to cure such Financial Covenant Default. We utilized one of the two cures available which required Southcross Energy LLC to deposit approximately $2.7 million into the Collateral Account on August 6, 2013, which was earlier than the date required under the Second Amendment.
Our ability to fund expansion projects under the Credit Facility is limited to $25.0 million during the second through fourth quarters of 2013 and an additional $25.0 million in the subsequent 18-month period ending June 30, 2015, which can be increased to $28.0 million if additional funds are placed into the Collateral Account (as defined in the Second Amendment). In October 2013, Southcross Energy LLC deposited an additional $3.0 million into the Collateral Account increasing our limit for 2013 to $28.0 million.
On January 29, 2014, we entered into the Third Amendment to our Credit Facility. Pursuant to the Third Amendment, we may (a) acquire a specified target entity or its assets, provided that, among other things, the aggregate consideration paid by us in connection with such acquisition does not exceed $40.0 million and (b) make certain capital expenditures with respect to the addition to our pipeline systems by approximately 90 miles in Webb County, Texas, Dimmit County, Texas, and LaSalle County, Texas (the “Webb Pipeline”).
Series A Preferred Units
We entered into a Series A Convertible Preferred Unit Purchase Agreement with Southcross Energy LLC, pursuant to which we issued and sold 1,715,000 Series A Preferred Units to Southcross Energy LLC during the second quarter of 2013. Our total capital infusion of $40.0 million, from all sales of Series A Preferred Units and General Partner capital contributions, was used to reduce borrowings under our Credit Facility. The Private Placement of Series A Preferred Units resulted in proceeds to us of $39.2 million, and our General Partner contributed $0.8 million to maintain its 2.0% general partner interest in us.
Off-Balance Sheet Arrangements
None.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years
Long-term debt:
Principal(1)	$267,300	$—	$—	$267,300
Interest(2)	46,524	11,878	23,757	10,889
Vehicle fleet lease	939	505	400	34
Office lease	1,807	550	963	294
Copiers	86	33	48	5
Total	$316,656	$12,966	$25,168	$278,522
_______________________________________________________________________________

(1)	Contractual obligations related to long-term debt assume $267.3 million outstanding as of December 31, 2013 is paid off at maturity in November 2017.

(2)
Interest is estimated at the weighted average interest rate for the year ended December 31, 2013 of 4.44% for periods through November 2017. The interest does not include the interest rate swaps because they are considered to be immaterial.

Critical Accounting Policies
The accounting policies described below are considered critical to obtaining an understanding of our consolidated financial statements because their application requires significant estimates and judgments by management in preparing our consolidated financial statements. Management's estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the following conditions apply:

•	the estimate requires significant assumptions; and

•	changes in the estimate could have a material effect on our consolidated statements of operations or financial condition; or

•	if different estimates that could have been selected had been used, there could be a material effect on our consolidated statements of operations or financial condition.
We have discussed the selection and application of these accounting estimates with the Audit Committee of the Board of Directors and our independent registered public accounting firm. It is management's view that the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, actual results can differ significantly from those estimates under different assumptions and conditions.
Revenue Recognition
Using the revenue recognition criteria of persuasive evidence of an exchange arrangement exists, delivery has occurred or services have been rendered and the price is fixed or determinable, we record natural gas and NGL revenue in the period when the physical product is delivered to the customer and in an amount based on the pricing terms of an executed contract. Our transportation, compression, processing, fractionation and other revenue is recognized in the period when the service is provided and includes our fee-based service revenue. In addition, collectability is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers' financial position and their ability to pay.
Our sale and purchase arrangements are primarily accounted for on a gross basis in the statements of operations. These transactions are contractual arrangements that establish the terms of the purchase of natural gas or NGLs at a specified location and the sale of natural gas or NGLs at a different location on the same or on another specified date. These transactions require physical delivery and transfer of the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and counterparty nonperformance risk.
Long-Lived Assets
Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at fair value of the assets acquired. For assets we construct, we capitalize direct costs, such as labor and materials, and indirect costs, such as overhead and the cost of financing construction. Costs associated with obtaining rights of way agreements and easements to facilitate the building and maintenance of new pipelines are capitalized and depreciated over the life of the associated pipeline. We capitalize major units of property replacements or improvements and expense minor items. We use the straight-line method to depreciate property, plant and equipment over the estimated useful lives of the assets. We depreciate leasehold improvements and capital lease assets over the shorter of the life of the asset or the life of the lease. Maintenance and repairs are charged directly to expense.
Our intangible assets consist of acquired long-term supply and gas gathering contracts. We amortize these contracts on a straight-line basis over the 30-year expected useful lives of the contracts.
Impairment of Long-Lived Assets
We evaluate our long-lived assets, which include finite-lived intangible assets, for impairment when events or circumstances indicate that their carrying values may not be recoverable. These events include, but are not limited to, market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, we evaluate the recoverability of our carrying value based on the long-lived asset's ability to generate future cash flows on an undiscounted basis. If the undiscounted cash flows are not sufficient to recover the long-lived asset's carrying value, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying values of the asset downward, if necessary, to their estimated fair value. Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted cash flows. At December 31, 2013, 2012 and 2011, we have recorded no impairment of long-lived assets.
New Accounting Pronouncements
For a complete description of new accounting pronouncements, see Part II, Item 8, Note 1.

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
A hypothetical increase or decrease in commodity prices by 1.0% would have changed our gross operating margin by $0.3 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.
Interest Rate Risk
We have exposure to changes in interest rates on indebtedness. In March 2012, our Predecessor entered into an interest rate swap contract for $150.0 million notional amount of debt, which was transferred to us in conjunction with our IPO. Under the terms of the swap, we receive a floating rate based upon one-month LIBOR and pay a fixed ratio of 0.54% through June 30, 2014.
A hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $0.9 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively.
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
A hypothetical increase or decrease in volumes recovered of 1.0% would have changed our gross operating margin by $1.1 million and $0.9 million for the years ended December 31, 2013 and 2012, respectively.
Pricing Differential
We are exposed to the risk that we will be unable to sell NGLs at the expected differential to index prices necessary to preserve fixed-spread margins. To the extent that we do not produce marketable purity NGL products, due to operational disruptions or NGL market disruptions, we could realize lower than expected differentials to index prices.
A hypothetical increase or decrease of $0.01 in our realized NGL gross operating margin spread per gallon would have changed our gross operating margin by $1.9 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively.
Credit Risk
We are subject to risk of loss resulting from nonpayment by our customers to whom we provide midstream services or sell natural gas or NGLs. Our credit exposure related to these customers is represented by the value of our trade receivables. Where exposed to a significant credit risk, we analyze the customer's financial condition prior to entering into a transaction or agreement, establish credit terms and monitor the appropriateness of these terms on an ongoing basis. In the event of a customer default, we may sustain a loss and our cash receipts could be negatively impacted.

Item 8.	Financial Statements and Supplementary Data
SOUTHCROSS ENERGY PARTNERS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Southcross Energy Partners GP, LLC and the Unitholders of Southcross Energy Partners, L.P.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Southcross Energy Partners, L.P., and subsidiaries (the "Partnership") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and partners' capital and members’ equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southcross Energy Partners, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 5, 2014

SOUTHCROSS ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,349	$7,490
Trade accounts receivable	57,669	50,994
Prepaid expenses	3,061	1,762
Other current assets	5,105	1,001
Total current assets	69,184	61,247

Property, plant and equipment, net	575,795	550,603
Intangible assets, net	1,568	1,624
Other assets	5,768	5,131
Total assets	$652,315	$618,605

LIABILITIES, PREFERRED UNITS AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$62,451	$96,801
Other current liabilities	5,344	3,586
Total current liabilities	67,795	100,387

Long-term debt	267,300	191,000
Other non-current liabilities	1,692	751
Total liabilities	336,787	292,138

Commitments and contingencies (Note 8)

Series A convertible preferred units (1,769,915 units issued and outstanding as of December 31, 2013)	40,504	—

Partners' capital:
Common units (13,963,713 units authorized; 12,253,985 and 12,213,713 units outstanding as of December 31, 2013 and 2012, respectively)	169,141	194,364
Subordinated units (12,213,713 units authorized and outstanding as of December 31, 2013 and 2012)	99,726	125,952
General Partner interest	6,367	6,628
Accumulated other comprehensive loss	(210)	(477)
Total partners' capital	275,024	326,467
Total liabilities, preferred units and partners' capital	$652,315	$618,605
See accompanying notes to these consolidated financial statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for unit and per unit data)

	Year ended December 31,
	2013	2012	2011
Revenues	$634,722	$496,129	$523,149
Expenses:
Cost of natural gas and liquids sold	541,176	424,489	460,580
Operations and maintenance	41,254	35,532	25,229
Depreciation and amortization	33,548	18,977	12,345
General and administrative	21,764	13,842	9,129
Total expenses	637,742	492,840	507,283

(Loss) income from operations	(3,020)	3,289	15,866
Loss on extinguishment of debt	—	(1,764)	(3,240)
Gain on sale of assets, net	25	—	522
Interest expense	(12,590)	(5,767)	(5,348)
(Loss) income before income tax expense	(15,585)	(4,242)	7,800
Income tax expense	(385)	(246)	(261)
Net (loss) income	$(15,970)	$(4,488)	$7,539
Series A convertible preferred unit in-kind distribution and fair value adjustment	(1,670)	—
Net loss from January 1, 2012 through November 6, 2012	—	260
Net loss attributable to partners	$(17,640)	(4,228)
General partner's interest in net loss	(319)	(85)
Limited partners' interest in net loss	$(17,321)	$(4,143)
Net loss from January 1, 2012 through November 6, 2012		(260)
Less deemed dividends on:
Redeemable preferred units		(2,693)	(1,553)
Series B redeemable preferred units		(4,696)	—
Series C redeemable preferred units		(2,012)	—
Preferred units		(13,249)	(14,131)
Net loss attributable to Southcross Energy LLC common unitholders		$(22,910)	$(8,145)

Basic and diluted earnings per unit
Net loss allocated to limited partner common units (from November 7, 2012)	$(8,683)	$(2,072)
Weighted average number of limited partner common units outstanding	12,224,997	12,213,713
Loss per common unit	$(0.71)	$(0.17)

Net loss allocated to limited partner subordinated units	$(8,638)	$(2,071)
Weighted average number of limited partner subordinated units outstanding	12,213,713	12,213,713
Loss per subordinated unit	$(0.71)	$(0.17)

Net loss allocated to Southcross Energy LLC common units		$(22,910)	$(8,145)
Weighted average number of Southcross Energy LLC common units outstanding		1,198,429	1,197,876
Basic and diluted net loss per Southcross Energy LLC common unit		$(19.12)	$(6.79)
See accompanying notes to these consolidated financial statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended December 31,
	2013	2012	2011
Net (loss) income	$(15,970)	$(4,488)	$7,539
Other comprehensive income (loss):
Hedging losses reclassified to earnings and recognized in interest expense	415	268	—
Adjustment in fair value of derivatives	(148)	(745)	—
Total other comprehensive income (loss)	267	(477)	—
Comprehensive (loss) income	$(15,703)	$(4,965)	$7,539
See accompanying notes to these consolidated financial statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(15,970)	$(4,488)	$7,539
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	33,548	18,977	12,345
Unit-based compensation	2,186	630	—
Loss on extinguishment of debt	—	1,764	3,240
Amortization of deferred financing costs	1,287	1,183	882
Gain on sale of assets, net	(25)	—	(522)
Unrealized (gain) loss	(120)	141	21
Other, net	130	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(6,675)	(9,760)	(2,806)
Prepaid expenses and other current assets	(1,197)	(1,246)	(497)
Other non-current assets	215	1,786	(2,155)
Accounts payable and accrued liabilities	1,411	16,517	2,759
Other liabilities	1,183	(1,181)	(799)
Net cash provided by operating activities	15,973	24,323	20,007
Cash flows from investing activities:
Capital expenditures	(93,863)	(169,816)	(123,347)
Acquisition of Enterprise Alabama Intrastate, LLC	—	—	(21,777)
Expenditures related to repair of Gregory plant fire damage, net of insurance proceeds and deductible	(3,383)	—	—
Proceeds from sale of property, plant and equipment	137		522
Net cash used in investing activities	(97,109)	(169,816)	(144,602)
Cash flows from financing activities:
Proceeds from issuance of common units, net	—	187,764	—
Borrowings under our credit agreements	129,300	297,500	229,400
Repayments under our credit agreements	(53,000)	(314,780)	(136,119)
Payments on capital lease obligations	(542)	—	—
Financing costs	(2,139)	(5,178)	(2,710)
Repayment of equity note	—	—	113
Proceeds from issuance of Series A convertible preferred units, net of issuance costs	38,832	—	—
Contributions from general partner	800	—	—
Repurchase and retirement of Southcross Energy LLC common units	—	(15,300)	—
Proceeds from issuance of redeemable preferred units	—		15,000
Proceeds from issuance of Southcross Energy LLC Series B redeemable preferred units	—	42,800	—
Proceeds from issuance of Southcross Energy LLC Series C redeemable preferred units	—	30,000	—
Distributions to Southcross Energy LLC	—	(46,030)
Purchase and retirement of Partnership common units	—	(25,205)
Payments of distributions and distribution equivalent rights	(35,992)	—	—
LTIP tax withholdings on vested units	(264)	—	—
Net cash provided by financing activities	76,995	151,571	105,684
Net (decrease) increase in cash and cash equivalents	(4,141)	6,078	(18,911)
Cash and cash equivalents — Beginning of year	7,490	1,412	20,323
Cash and cash equivalents — End of year	$3,349	$7,490	$1,412
See accompanying notes to these consolidated financial statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND MEMBERS' EQUITY
(In thousands)

	Partners' Capital				Southcross Energy LLC Members' Equity
	Limited Partners		General Partner	Accumulated Other Comprehensive Loss	Common Class A	Common Class B	Accumulated Deficit
	Common	Subordinated						Total
BALANCE - December 31, 2010	$—	$—	$—	$—	$1,415	$57	$(3,493)	$(2,021)
Receipt of payment from unit note holder	—	—	—	—	1	—	—	1
Net Income	—	—	—	—	—	—	7,539	7,539
Deemed dividend on:
Redeemable preferred units	—	—	—	—	—	—	(1,553)	(1,553)
Preferred units	—	—	—	—	—	—	(14,131)	(14,131)
BALANCE - December 31, 2011	$—	$—	$—	$—	$1,416	$57	$(11,638)	$(10,165)
Net loss attributable to period January 1, 2012 through November 6, 2012	—	—	—	—	—	—	(260)	(260)
Deemed dividend on:
Redeemable preferred units	—	—	—	—	—	—	(2,693)	(2,693)
Series B redeemable preferred units	—	—	—	—	—	—	(4,696)	(4,696)
Series C redeemable preferred units	—	—	—	—	—	—	(2,012)	(2,012)
Preferred units	—	—	—	—	—	—	(13,249)	(13,249)
Repurchase and retirement of Southcross Energy LLC common units	—	—	—	—	(131)	—	(15,169)	(15,300)
Contribution by Southcross Energy LLC	43,274	164,464	6,713	—	(1,285)	(57)	49,717	262,826
Issuance of common units, net	187,764	—	—	—	—	—	—	187,764
Distributions to Southcross Energy LLC	(9,589)	(36,441)	—	—	—	—	—	(46,030)
Purchase and retirement of Partnership common units	(25,205)	—	—	—	—	—	—	(25,205)
Unit-based compensation on long-term incentive plan	192	—	—	—	—	—	—	192
Net loss attributable to period November 7, 2012 through December 31, 2012	(2,072)	(2,071)	(85)	—	—	—	—	(4,228)
Net effect of cash flow hedges	—	—	—	(477)	—	—	—	(477)
BALANCE - December 31, 2012	$194,364	$125,952	$6,628	$(477)	$—	$—	$—	$326,467
Net loss	(7,829)	(7,822)	(319)	—	—	—	—	(15,970)
Unit-based compensation on long-term incentive plan	1,601	—	—	—	—	—	—	1,601
Series A convertible preferred unit in-kind distribution and fair value adjustment	(838)	(799)	(33)	—	—	—	—	(1,670)
Contributions from general partner	—	—	800	—	—	—	—	800
Cash distributions paid	(17,597)	(17,589)	(742)	—	—	—	—	(35,928)
Accrued distribution equivalent rights on long-term incentive plan	(279)	—	—	—	—	—	—	(279)
LTIP tax withholdings on vested units	(264)	—	—	—	—	—	—	(264)
General partner unit in-kind distribution	(17)	(16)	33	—	—	—	—	—
Net effect of cash flow hedges	—	—	—	267	—	—	—	267
BALANCE - December 31, 2013	$169,141	$99,726	$6,367	$(210)	$—	$—	$—	$275,024
See accompanying notes to these consolidated financial statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION, DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Organization
Southcross Energy Partners, L.P. (the "Partnership," "Southcross," "we," "our" or "us") is a Delaware limited partnership formed in April 2012. Southcross Energy LLC is a Delaware limited liability company, and the predecessor for accounting purposes (the "Predecessor") of the Partnership. References in this Form 10-K to the Partnership, when used for periods prior to our initial public offering ("IPO") on November 7, 2012, refer to Southcross Energy LLC and its consolidated subsidiaries, unless otherwise specifically noted. References in this Form 10-K to the Partnership, when used for periods beginning at or following our IPO, refer collectively to the Partnership and its consolidated subsidiaries. Southcross Energy LLC and its subsidiaries are controlled through investment funds and entities associated with Charlesbank Capital Partners, LLC ("Charlesbank"). Southcross Energy LLC holds all of the equity interests in Southcross Energy Partners GP, LLC, a Delaware limited liability company and our general partner (“General Partner”).
Initial Public Offering

On November 7, 2012, we completed our initial public offering (the "IPO"). As the series of transactions described in Note 11 relate to entities under common control, these consolidated financial statements reflect the assets, liabilities, statements of operations and cash flows of us beginning November 7, 2012 and Southcross Energy LLC as of and for the periods ending prior to November 7, 2012.
Description of Business
We are a master limited partnership that provides natural gas gathering, processing, treating, compression and transportation services and NGL fractionation and transportation services. We also source, purchase, transport and sell natural gas and NGLs. Our assets are located in South Texas, Mississippi and Alabama and include three gas processing plants, two fractionation plants and approximately 2,740 miles of pipeline. Our South Texas assets are located in or near the Eagle Ford shale region. We are headquartered in Dallas, Texas and our operations are managed as and presented in one reportable segment.
Segments
Our chief operating decision-maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis in order to make decisions about resource allocations and assess our performance. There are no segment managers who are held accountable by the chief operating decision-maker, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, we have determined that we have a one reportable segment.
Basis of Presentation
The accompanying consolidated financial statements and related notes present the consolidated balance sheets as of December 31, 2013 and 2012 and the consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows and changes in partners' capital and members' equity for the years ended December 31, 2013, 2012 and 2011. As a result of our IPO, there was no change in the accounting basis of the contributed net assets of Southcross Energy LLC. Information included in these financial statements and related notes are presented as if we and Southcross Energy LLC were the same entity, except with respect to associated changes in capitalization as described in Note 11.
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
Principles of Consolidation
We consolidate entities when we have the ability to control or direct the operating and financial decisions of the entity or when we have a significant interest in the entity that gives us the ability to direct the activities that are significant to that entity.

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The determination of our ability to control, direct or exert significant influence over an entity involves the use of judgment. We do not have ownership in any variable interest entities.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make various estimates and assumptions that may affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates.
Revenue Recognition
Using the revenue recognition criteria of persuasive evidence of an exchange arrangement exists, delivery has occurred or services have been rendered and the price is fixed or determinable, we record natural gas and NGL revenue in the period when the physical product is delivered to the customer and in an amount based on the pricing terms of an executed contract. Our transportation, compression, processing, fractionation and other revenue is recognized in the period when the service is provided and includes our fee-based service revenue. In addition, collectability is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers' financial position and their ability to pay.
Our sale and purchase arrangements are primarily accounted for on a gross basis in the statements of operations. These transactions are contractual arrangements that establish the terms of the purchase of natural gas or NGLs at a specified location and the sale of natural gas or NGLs at a different location on the same or on another specified date. These transactions require physical delivery and transfer of the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and counterparty nonperformance risk.
We derive revenue in our business from the following types of arrangements:

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

Long-Lived Assets
Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at fair value of the assets acquired. For assets we construct, we capitalize direct costs, such as labor and materials, and indirect costs, such as overhead and the cost of financing construction. Costs associated with obtaining rights of way agreements and easements to facilitate the building and maintenance of new pipelines are capitalized and depreciated over the life of the associated pipeline. We capitalize major units of property replacements or improvements and expense minor items. We use the straight-line method to depreciate property, plant and equipment over the estimated useful lives of the assets. We depreciate leasehold improvements and capital lease assets over the shorter of the life of the asset or the life of the lease. Maintenance and repairs are charged directly to expense.

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our intangible assets consist of acquired long-term supply and gas gathering contracts. We amortize these contracts on a straight-line basis over the 30-year expected useful lives of the contracts.
Impairment of Long-Lived Assets
We evaluate our long-lived assets, which include finite-lived intangible assets, for impairment when events or circumstances indicate that their carrying values may not be recoverable. These events include, but are not limited to, market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, we evaluate the recoverability of our carrying value based on the long-lived asset's ability to generate future cash flows on an undiscounted basis. If the undiscounted cash flows are not sufficient to recover the long-lived asset's carrying value, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying values of the asset downward, if necessary, to their estimated fair value. Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted cash flows. At December 31, 2013, 2012 and 2011, we have not recorded an impairment of long-lived assets.
Capitalization of Interest Cost
We capitalize interest on projects during their construction period. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is depreciated over the estimated useful life of the asset constructed.
We incurred the following interest costs (in thousands):

	Year Ended December 31,
	2013	2012	2011
Total interest costs	$14,047	$12,035	$7,157
Capitalized interest included in property, plant and equipment, net	(1,457)	(6,268)	(1,809)
Interest expense	$12,590	$5,767	$5,348
Cash and Cash Equivalents
We consider all short term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, except for amounts held in bank accounts to cover current payables, all of our cash equivalents were invested in short-term money market instruments.
Allowance for Doubtful Accounts
In evaluating the collectability of our accounts receivable, we perform ongoing credit evaluations of our customers and adjust payment terms based upon payment history and each customer's current creditworthiness, as determined by our review of such customer's credit information. We extend credit on an unsecured basis to many of our customers. At December 31, 2013 and 2012, we have recorded no allowance for uncollectible accounts receivable.
Deferred Financing Costs

Deferred Financing costs are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included in other assets on the consolidated balance sheets. Changes in deferred financing costs are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Deferred financing costs, January 1	$4,385	$2,154
Capitalization of deferred financing costs (1)	2,139	5,178
Less:
Write off of deferred financing costs (1)(2)	—	1,764
Amortization of deferred financing costs	1,287	1,183
Deferred financing costs, December 31	$5,237	$4,385
___________________________________________________________________________

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) See Note 7.
(2) Amounts are considered a portion of the net carrying value of the related debt and are expensed when accelerated as a component of a debt extinguishment or modifications accounted for as an extinguishment.
Asset Retirement Obligations
We evaluate whether any future asset retirement obligations ("AROs") exist and estimate the costs for such AROs for certain future events. An ARO will be recorded in the periods where we can reasonably determine the settlement dates or the period in which the expense is incurred and an estimated cost of the retirement obligation. Generally we do not have the intention of discontinuing the use of any significant assets or have a legal obligation to do so. Therefore, in these situations we do not have sufficient information to reasonably estimate any future AROs. However, during the year ended December 31, 2013, an asset retirement obligation of $0.5 million related to the discontinued use of an asset was recorded in operations and maintenance expense. This ARO is substantially complete and we do not expect significant additional costs. No AROs were recorded for the years ended December 31, 2012 or 2011.
Environmental Costs and Other Contingencies
We recognize liabilities for environmental and other contingencies when we have an exposure that indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and no specific amount in that range is more likely than any other, the low end of the range is accrued. No amounts were recorded as of December 31, 2013 and 2012.
Fair Value of Financial Instruments
Accounting guidance requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. At December 31, 2013 and 2012, financial instruments recorded at contractual amounts that approximate fair value include certain funds on deposit, accounts receivable, other receivables, and accounts payable and accrued liabilities. The fair values of such items are not materially sensitive to shifts in market interest rates because of the short term to maturity of these instruments (See Note 5).

The fair value of the debt funded through our Credit Facility approximates its carrying amount as of December 31, 2013 and 2012 due primarily to the variable nature of the interest rate of the instrument. The fair value of the debt is considered a Level 2 fair value measurement (See Note 5).
Derivative Instruments
In our normal course of business, we enter into month-ahead swap contracts in order to hedge economically our exposure to certain intra-month natural gas index pricing risk. We manage our interest rate risk through interest rate swaps.
Derivative financial instruments are recorded in the consolidated balance sheets at fair value, except for derivative contracts that we qualify for and for which we have elected the normal purchase or normal sale exceptions, which are not reflected in the consolidated balance sheets or statements of operations prior to accrual of the settlement. We present our derivative assets and liabilities on a net basis.
If certain criteria are met, a derivative financial instrument may be designated as a fair value hedge or cash flow hedge. In March 2012, we entered into an interest rate swap to reduce the risks with respect to the variability of the interest rates under our Credit Facility. With the exception of these interest rate swaps, we did not have any other derivative financial instruments designated as fair value or cash flow hedges for accounting purposes during the years ended December 31, 2013, 2012 and 2011.
The changes in fair value of cash flow hedges are deferred in accumulated other comprehensive loss, net of tax, to the extent the contracts are, or have been, effective as hedges, until the forecasted transactions impact earnings. We record the ineffective portion of changes in fair value of cash flow hedges immediately into earnings.
On an ongoing basis, a derivative instrument designated as a cash flow hedge must be highly effective in offsetting changes in cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting will be discontinued prospectively. Changes in fair value of the associated hedging instrument are then recognized immediately in earnings for the remainder of the contract term unless a new hedging relationship is designated. The assessment

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of effectiveness excludes counterparty default risk and our own non-performance risk. The effect of these valuation adjustments was immaterial for the years ended December 31, 2013 and 2012, respectively.
Derivative financial instruments designated as cash flow hedges must have a high correlation between price movements in the derivative and the hedged item. If and when an acceptable level of correlation no longer exists, hedge accounting ceases and changes in fair value are recognized in our statements of operations. If it becomes probable that a forecasted transaction will not occur, we immediately recognize the related deferred gains or losses in our statements of operations. Changes in fair value of the associated hedging instrument are then recognized immediately in earnings for the remainder of the contract term unless a new hedging relationship is designated.
The interest rate swap is designated as a cash flow hedge for accounting purposes and, thus, to the extent the cash flow hedge is effective, unrealized gains and losses are recorded to accumulated other comprehensive income (loss) and recognized in interest expense as the underlying hedged transactions (interest payments) are recorded. Any hedge ineffectiveness is recognized in interest expense immediately. We did not have any hedge ineffectiveness during the years ended December 31, 2013 and 2012. We have elected to present our commodity swaps net in the balance sheet. We did not have any cash collateral received or paid on our commodity swaps as of December 31, 2013.
For our derivative financial instruments that have not been designated as cash flow hedges for accounting purposes, changes in such instruments' fair values are recognized currently in earnings. We do not hold or issue financial instruments or derivative financial instruments for trading purposes. See Note 5.
Unit-Based Compensation
Unit-based awards which settle in common units are classified as equity and are recognized in the financial statements over the vesting period at their grant date fair value. Unit-based awards which settle in cash are classified as liabilities and remeasured at every balance sheet date through settlement, such that the vested portion of the liability is adjusted to reflect its revised fair value through compensation expense. Currently, all awards granted under the long-term incentive plan will be settled in common units. Compensation expense associated with unit-based awards, adjusted for forfeitures, is recognized evenly from the date of the grant over the vesting period within general and administrative expenses on our consolidated statements of operations.
Income Taxes
No provision for federal or state income taxes is included in our statements of operations as such income is taxable directly to our partners. Each partner is responsible for its share of federal and state income tax. Net earnings for financial statement purposes may differ significantly from taxable income reportable to each partner as a result of differences between the tax basis and financial reporting basis of assets and liabilities.
We are responsible for our portion of the Texas margin tax that is included in Southcross Energy LLC's consolidated Texas franchise tax return. Our current tax liability will be assessed based on the gross revenue apportioned to Texas. The margin tax qualifies as an income tax under GAAP, which requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis. For the years ended December 31, 2013 and 2012, there were no material temporary differences.
On September 13, 2013, the U.S. Department of the Treasury and IRS issued the final and re-proposed tangible property regulations effective for tax years beginning January 1, 2014. We determined that the provisions of these regulations and it will not impact our financial statements.
Uncertain Tax Positions
We evaluate the uncertainty in tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. Tax positions deemed not to meet the more likely than not threshold would be recorded as a tax benefit or expense in the current year. We believe that there are no uncertain tax positions and that no provision for income tax is required for these consolidated financial statements.
Earnings per Unit

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income (loss) per unit is calculated under the two-class method of computing earnings per unit when participating or multiple classes of securities exist. Under this method, undistributed earnings or losses for a period are allocated based on the contractual rights of each security to share in those earnings as if all of the earnings for the period had been distributed.
Basic net income (loss) per unit excludes dilution and is computed by dividing net income (loss) attributable to limited partner common units by the weighted average number of limited partner common units outstanding during the period. Paid-in kind distributions and valuation adjustments to maximum redemption value of the Series A convertible preferred units are excluded from income available to common units in the calculation of basic earnings per unit. Dilutive net income (loss) per unit reflects potential dilution from the potential issuance of limited partner common units. Dilutive net income (loss) per unit is calculated using the treasury stock method. It is computed by dividing net income (loss) attributable to limited partner common units by the weighted average number of limited partner common units outstanding during the period increased by the number of additional limited partner common units that would have been outstanding if the dilutive potential limited partner common units had been issued.
New Accounting Pronouncements
Accounting standard-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.
In January 2013, the FASB issued an accounting standards update on “Disclosures About Offsetting Assets and Liabilities.” This update requires enhanced disclosures regarding the effect or potential effect of netting arrangements on our financial position by improving information about financial instruments and derivative instruments that are either offset in the balance sheet or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. The disclosures are required to be adopted retroactively. We adopted this standard effective January 1, 2013, which did not have a material impact on our financial statements.
In February 2013, the FASB issued an accounting standards update on "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update requires that we report reclassifications out of accumulated other comprehensive income and their effect on net income by component or financial statement line effective for our quarterly filing for the three months ended March 31, 2013. We adopted this standard effective January 1, 2013, which did not have a material impact on our financial statements.
2. LIQUIDITY CONSIDERATIONS AND EQUITY OFFERINGS
We believe we have and will continue to have sufficient liquidity as the Credit Facility with Wells Fargo, N.A. and a syndicate of lenders, as amended (our "Credit Facility") provides us with what we consider attainable covenants that will allow us to operate our business and continue to meet our commitments. As of December 31, 2013, we had $0.1 million of borrowing capacity under our Credit Facility. Southcross Energy LLC had $30.1 million of cash which has been made available to us for deposit into a collateral account of our General Partner (the "Collateral Account") to support subsequent additional borrowings.

Amended Senior Secured Credit Facility

During the fourth quarter 2012 and into the first quarter 2013 we encountered operational challenges including the January 2013 fire at our Gregory facility and contractual disputes with a former third-party processor. These items impacted our operating results adversely and resulted in the need to amend our Credit Facility.

On March 27, 2013 and April 12, 2013, we entered into the first amendment (the "First Amendment") and second amendment (the "Second Amendment", collectively the "Amendments"), respectively, to our Credit Facility. As a result of the Amendments, our letters of credit sublimit was reduced from $75.0 million to $50.0 million and our available credit was reduced from $350.0 million to $250.0 million, plus the sum of any amounts placed on deposit in the Collateral Account, plus letters of credit outstanding The Second Amendment provided more favorable financial covenants until we give notice under the amended Credit Facility that we have achieved a Target Leverage Ratio (as defined in the Second Amendment) of 4.25 to 1.00 for one quarter or 4.50 to 1.00 for two consecutive quarters, calculated excluding the benefit of cash on deposit in the Collateral Account and any equity cure amounts (the "Target Leverage Test").

As a condition to the Amendments, Southcross Energy LLC and our General Partner deposited into the Collateral Account a total of $40.0 million, which was required to be contributed to us in the second quarter of 2013 in exchange for Series A convertible preferred units (the "Series A Preferred Units"). The Series A Peferred Units are entitled to quarterly distributions of in-kind Series A Preferred Units for at least the first four full quarters following the issue date until the Target Leverage Test has been satisfied (see Note 7), at which time the board of directors of our General Partner may elect to begin paying quarterly distributions in cash. Additionally, Southcross Energy LLC and our General Partner agreed to deposit and has deposited into the Collateral Account the proceeds they received from cash distributions on units in us that are attributable to the each of the remaining quarters in 2013. As of December 31, 2013, the Collateral Account has $17.4 million on deposit.

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 29, 2014, in connection with the offering of additional common units, we entered into the third amendment (the "Third Amendment") to our Credit Facility. Pursuant to the Third Amendment, we may acquire a specified target entity or its assets, and make certain capital expenditures with respect to the extension of the Partnership’s pipeline systems located in McMullen County, Texas by approximately 90 miles (See Note 7). Also, under the terms of the Third Amendment to our Credit Facility, we amended our Consolidated Total Leverage Ratio (as defined in our Credit Facility) covenant in our Credit Facility to decrease automatically our “Maximum Adjusted Consolidated Total Leverage Ratio” (as defined in our Credit Facility) to 5.75 to 1.00.

Public Offering of Common Units

In February 2014, we completed the offering of 9,200,000 additional common partnership units under our previously effective “shelf” registration statement, generating $148.8 million in proceeds, before estimated expenses related to the offering of $0.4 million.

Under the shelf registration process, we may over time, in one or more offerings, offer and sell any combination of the securities described in the prospectus, and the selling unitholders may, over time, in one or more offerings, offer and sell common units representing limited partner interests in us. We, together with Southcross Energy Finance Corp., may offer and sell debt securities described in the prospectus. Southcross Energy Finance Corp. may act as co-issuer of the debt securities, and certain of our direct or indirect subsidiaries may guarantee any debt securities offered, if and to the extent identified in the related prospectus supplement. The aggregate initial offering price of all securities sold by us under this prospectus will not exceed $675.0 million (See Note 11).

We plan to use the net proceeds from the offering to fund the recently announced construction of our new pipeline extending into Webb County, TX and for general partnership purposes, including future permitted acquisitions. Pending such use, we temporarily repaid borrowings under our Credit Facility in February 2014, which we will redraw to fund the construction of the new pipeline (See Note 11).

Private Placement of Series A Preferred Units

As further discussed in Note 10, on April 12, 2013, to satisfy our requirements under our Credit Facility as discussed above, we entered into a Series A Preferred Unit Purchase Agreement with Southcross Energy LLC, pursuant to which we issued and sold 1,715,000 Series A Preferred Units to Southcross Energy LLC for a cash purchase price of $22.86 per Series A Preferred Unit in a privately negotiated transaction (the "Private Placement") during the second quarter of 2013. The Private Placement resulted in proceeds to us of $39.2 million. We also received a $0.8 million capital contribution from our General Partner to maintain its 2.0% general partner interest in us.

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
The reconciliation of the fair value of the assets acquired and liabilities assumed related to the EAI purchase price was as follows (in thousands):

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Price—Cash	$21,777
Current assets	3,374
Property, plant, and equipment	19,300
Intangible assets	1,700
Total assets acquired	24,374
Current liabilities assumed	2,597
Net identifiable assets acquired	$21,777
Southcross Energy LLC attributed $1.7 million to intangible assets associated with long-term supply and gathering contracts assumed in the acquisition (See Note 6).
In the third quarter of 2011, Southcross Energy LLC expensed $0.2 million of transaction costs associated with the acquisition of EAI. These costs are reported within general and administrative expenses.
The following unaudited pro forma financial information of our year ended December 31, 2011 assumes that the EAI acquisition occurred on January 1, 2010 and includes adjustments for income from operations, including depreciation and amortization, as well as the effects of financing the acquisition (in thousands, except unit information):

	Year Ended December 31, 2011
	Southcross	Combined
Total revenue	$523,149	$548,152
Net income	7,539	7,789
Net loss attributable to common unitholders	(8,145)	(7,895)
Net loss per unit—(basic and diluted)	(6.79)	(6.59)
The unaudited pro forma information is not necessarily indicative of what our statements of operations would have been if the transaction had occurred on that date, or what the financial position or results from operations will be for any future periods. For the period from September 1, 2011 through December 31, 2011, EAI contributed $11.0 million in revenues and $0.8 million in net income to Southcross Energy LLC's statements of operations.
4. EARNINGS PER LIMITED PARTNER UNIT AND DISTRIBUTIONS
Earnings Per Unit of the Partnership
The following is a reconciliation of net loss attributable to limited partners and the limited partner units used in the basic and diluted earnings per unit calculations for the years ended December 31, 2013 and 2012 (in thousands, except per unit data):
Allocation of Net loss

	Year ended December 31, 2013	Year ended December 31, 2012
Net loss	$(15,970)	$(4,488)
Series A Preferred Unit in-kind distribution and fair value adjustment	(1,670)	—
Net loss from January 1, 2012 through November 6, 2012	—	260
Net loss attributable to partners	(17,640)	(4,228)
General partner's interest (1)	(319)	(85)
Limited partners' interest (1)
Common	(8,683)	(2,072)
Subordinated	(8,638)	(2,071)
____________________________________________________________________________
(1) General Partner's and Limited Partner's interest are calculated based on the allocation of net losses for the period, net of the allocation of general partner unit in-kind distributions, Series A Preferred Unit in-kind distributions and Series A Preferred Unit fair value adjustments.

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Units

	Year ended December 31, 2013	Year ended December 31, 2012
Interest in net loss	$(8,683)	$(2,072)
Effect of dilutive units - numerator (1)	—	—
Dilutive interest in net loss	$(8,683)	$(2,072)

Weighted-average units - basic	12,224,997	12,213,713
Effect of dilutive units - denominator (1)	—	—
Weighted-average units - dilutive	12,224,997	12,213,713

Basic and diluted net loss per common unit	$(0.71)	$(0.17)
Subordinated Units

	Year ended December 31, 2013	Year ended December 31, 2012
Interest in net loss	$(8,638)	$(2,071)
Effect of dilutive units - numerator (1)	—	—
Dilutive interest in net loss	$(8,638)	$(2,071)

Weighted-average units - basic	12,213,713	12,213,713
Effect of dilutive units - denominator (1)	—	—
Weighted-average units - dilutive	12,213,713	12,213,713

Basic and diluted net loss per subordinated unit	$(0.71)	$(0.17)
____________________________________________________________________________
(1)Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as the conversion of Series A Preferred Units into common units or the awards under the long-term incentive plan, were exercised, settled or converted into common units. When it is determined that potential common units should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Because we had a net loss for the year ended December 31, 2013 and 2012, the effect of the dilutive units would be anti-dilutive to the per unit calculation.  Therefore, the weighted average units outstanding are the same for basic and dilutive net loss per unit. The weighted average units that were not included in the computation of diluted per unit amounts were 10,092 and 144,500 unvested awards granted under our long-term incentive plan for the year ended December 31, 2013 and 2012, respectively, and 1,233,117 Series A Preferred Units for the year ended December 31, 2013.

The Series A Preferred Units are considered participating securities for purposes of the basic earnings per unit calculation during periods in which they receive cash distributions.  As we are required to pay in-kind distributions for the first four full quarters and continuing until the Target Leverage Option (See Note 7) has been achieved, the Series A Preferred Units have been excluded from the basic earnings per unit calculation. Earnings per unit accounting guidance also requires that adjustments in the fair value of preferred units be included within the determination of net income available to partners.
Distributions
Our Second Amended and Restated Agreement of Limited Partnership ("Partnership Agreement") requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by our General Partner. We intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.40 per unit, or $1.60 on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our General Partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter.

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our General Partner is currently entitled to 2.0% of all distributions that we make prior to our liquidation. Our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. Our General Partner's initial 2.0% interest in our distributions will be reduced if we issue additional limited partner units in the future and our General Partner does not contribute a proportionate amount of capital to us to maintain its 2.0% general partner interest.
Our General Partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus in excess of $0.46 per unit per quarter. The maximum distribution of 50% includes distributions paid to our General Partner on its 2.0% general partner interest and assumes that our General Partner maintains its general partner interest at 2.0%. The maximum distribution of 50% does not include any distributions that our General Partner may receive on any limited partner units that it owns.
The following table represents our distribution declared for the quarter ended December 31, 2013 and distributions paid for the previous periods (in thousands, except per unit data):

				Distributions
	Attributable to the	Per Unit		Limited Partners
Payment Date	Quarter Ended	Distribution		Common	Subordinated	General Partner	Total
2013
February 14, 2014	December 31, 2013	$0.40		$8,581	$4,885	$289	$13,755
November 14, 2013	September 30, 2013	0.40		4,888	4,885	214	9,987
August 14, 2013	June 30, 2013	0.35	(1)	—	—	10	10
August 14, 2013	June 30, 2013	0.20	(2)	—	—	1	1
August 14, 2013	June 30, 2013	0.40		4,890	4,886	199	9,975
May 15, 2013	March 31, 2013	0.40		4,888	4,886	199	9,973
2012
February 14, 2013	December 31, 2012	0.24	(3)	2,931	2,931	120	5,982
____________________________________________________________________________
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

In accordance with our long-term incentive plan ("LTIP"), we paid the distribution equivalent rights to holders of LTIP units that vested during year ended December 31, 2013 (See Note 13). On November 14, 2013, we paid an aggregate distribution of $63.8 thousand to the holders of the vested phantom units.

During the second quarter of 2013, we raised $40.0 million of equity through issuances of 1,715,000 Series A Preferred Units and an additional General Partner contribution to satisfy the requirements of our Credit Facility (See Note 7 and Note 10). Under the terms of our Partnership Agreement, we are required to pay the holders of our Series A Preferred Units quarterly distributions of in-kind Series A Preferred Units for the first four full quarters following the issuance of the units and continuing thereafter until we have given notice under our Credit Facility that we have achieved the Target Leverage Ratio (See Note 7) and after the board of directors of our General Partner determines to begin paying quarterly distributions in cash.  In-kind distributions will be in the form of Series A Preferred Units at a rate of $0.40 per outstanding Series A Preferred Unit per quarter (or 7% per year of the per unit purchase price) or, beginning after four full quarters, such higher per unit rate as is paid in respect to our common units. For accounting purposes, these in-kind distributions are recorded at fair value based on the value of a common unit when accrued. Cash distributions will equal the greater of $0.40 per unit per quarter or the quarterly distribution paid with respect to each common unit. In accordance with the Partnership Agreement, our General Partner receives a corresponding distribution of in-kind general partner units to maintain its 2.0% interest in us.

The following table represents the paid in-kind (“PIK”) distribution earned for the quarter ended December 31, 2013 and PIK distributions for the previous periods (in thousands, except per unit and in-kind distribution units):

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Payment Date	Attributable to the Quarter Ended	Per Unit Distribution		In-Kind Series A Preferred Unit Distributions to Series A Preferred Holders	In-Kind Series A Preferred Distributions Fair Value(3)	In-Kind Unit Distribution to General Partner	In-Kind General Partner Distribution Value(3)
2013
February 14, 2014	December 31, 2013	$0.40		30,971	$558	632	$11
November 14, 2013	September 30, 2013	0.40		30,439	511	621	10
August 14, 2013	June 30, 2013	0.35	(1)	22,276	512	454	10
August 14, 2013	June 30, 2013	0.20	(2)	2,199	51	45	1
____________________________________________________________________________
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
(3) The fair value was calculated as required, based on the common unit price at the quarter end date for the period attributable to the distribution, multiplied by the number of units distributed.
Earnings Per Common Unit of Southcross Energy LLC
A reconciliation of basic and diluted earnings per unit related to the Southcross Energy LLC common units is included in our consolidated statements of operations.
Southcross Energy LLC calculated earnings per common unit by first deducting the amount of cumulative returns on both the Redeemable Preferred and Preferred units from net income (loss), and dividing this amount by the weighted average number of vested common units (including both the vested Class A common units and Class B units). For periods presented in which Southcross Energy LLC units were outstanding, no unvested common units were included in the computation of the diluted per unit amount because all would have been antidilutive to the net loss per common unit holder. The amount of unvested common units that were not included in the computation of diluted per unit amounts were 143,220 units and 274,762 units for the periods ended November 6, 2012 and December 31, 2011, respectively.
5. FINANCIAL INSTRUMENTS
Fair Value Measurements
We apply recurring fair value measurements to our financial assets and liabilities. In estimating fair value, we generally use a market approach and incorporate assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation techniques. The fair value measurement inputs we use vary from readily observable inputs that represent market data obtained from independent sources to unobservable inputs that reflect our own market assumptions that cannot be validated through external pricing sources. Based on the observability of the inputs used in the valuation techniques, the financial assets and liabilities carried at fair value in the financial statements are classified as follows:

•
Level 1—Represents unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date. This category primarily includes our cash and cash equivalents, accounts receivable and accounts payable.

•
Level 2—Represents quoted market prices for similar assets or liabilities in active markets, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data. This category primarily includes variable rate debt, OTC swap contracts based upon natural gas price indices and interest rate swaps.

•
Level 3—Represents derivative instruments whose fair value is estimated based on internally developed models and methodologies utilizing significant inputs that are generally less readily observable from market sources. We do not have financial assets and liabilities classified as Level 3.

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy must be determined based on the lowest level input that is significant to the fair value measurement. An assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.
Derivative Financial Instruments
Interest Rate Swaps
We manage a portion of our interest rate risk through interest rate swaps. In March 2012, we terminated an interest rate cap contract and entered into an interest rate swap contract with Wells Fargo, N.A. to reduce the risk associated with the variability of interest rates for our term loan borrowings. The interest rate swap has a notional value of $150.0 million, and a maturity date of June 30, 2014. We receive a floating rate based upon one-month LIBOR and pay a fixed rate under the interest rate swap of 0.54%.

The fair value of our interest rate swap is determined based on a discounted cash flow method using the contractual terms of the swap. The floating coupon rate is based on observable rates consistent with the frequency of the interest cash flows. As of December 31, 2013 and 2012, the current portion of the interest rate swap liability of $0.3 million was included within other current liabilities. As of December 31, 2012, the non-current portion of the interest rate swap liability of $0.3 million was included within other non-current liabilities. As of December 31, 2013, there was no non-current portion of the interest rate swap liability.
The fair value of the interest rate swap liabilities were as follows (in thousands):

	Significant Other Observable Inputs (Level 2)
	Fair value measurement as of
	December 31, 2013	December 31, 2012
Interest rate swap liability	$263	$638
The interest rate swap is designated as a cash flow hedge for accounting purposes and, thus, to the extent the cash flow hedge is effective, unrealized gains and losses are recorded to accumulated other comprehensive income/(loss) and recognized in interest expense as the underlying hedged transactions (interest payments) are recorded. Any hedge ineffectiveness is recognized in interest expense immediately. We did not have any hedge ineffectiveness during the years ended December 31, 2013 and 2012.
The effect of the interest rate swap designated as a cash flow hedge in our statements of changes in partners’ capital and members’ equity and comprehensive income/(loss) were as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Change in value recognized in other comprehensive loss - effective portion	$(148)	$(745)	$—
Loss reclassified from accumulated other comprehensive loss to interest expense	$415	$268	$—
There were no amounts of gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedge accounting due to the lack of probability of the forecasted transaction occurring. Based on current interest rates, we estimate that approximately $0.3 million of hedging losses related to the interest rate swap contract will be reclassified from accumulated other comprehensive income (loss) into statements of operations within the next 12 months.

The amounts recognized in interest expense associated with derivatives that are not designated as hedging instruments were as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Unrealized loss on interest rate cap	$—	$141	$21
Realized loss on interest rate cap	$108	$82	$147
Commodity Swaps

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In our normal course of business, periodically we enter into month-ahead swap contracts to hedge our exposure to certain intra-month natural gas index pricing risk. The total volume of outstanding month-ahead swap contracts as of December 31, 2013 was 33,722 MMBtu per day. We had no outstanding month-ahead swap contracts as of December 31, 2012. We define these contracts as Level 2 because the index price associated with such contracts is observable and tied to a similarly quoted first-of-the-month natural gas index price. As of December 31, 2013, the fair value of $0.1 million was included within other current assets.
We have elected to present our commodity swaps net in the balance sheet. We did not have any cash collateral received or paid on our commodity swaps as of December 31, 2013. The effect of offsetting in our balance sheet was as follows (in thousands):

	Other Current Assets	Other Current Liabilities
Commodity Swaps
Gross Amounts of Recognized Assets / (Liabilities)	140	(20)
Gross Amounts Offset in the Balance Sheet	(20)	20
Net Amount	120	—
The realized and unrealized gain/(loss) on these derivatives, recognized in revenues in our statements of operations were as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Realized gain/(loss) on derivatives	$(659)	$(12)	$179
Unrealized gain/(loss) on derivatives	120	—	—
6. LONG-LIVED ASSETS
Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	As of December 31,
		2013	2012
Pipelines	30	$344,721	$250,177
Gas processing, treating and other plants	15	254,133	221,594
Compressors	7	20,030	19,241
Rights of way and easements	15	20,729	20,729
Furniture, fixtures and equipment	5	3,347	3,087
Capital lease vehicles	3-5	1,396	—
Total property, plant and equipment		644,356	514,828
Accumulated depreciation and amortization		(79,908)	(46,466)
Total		564,448	468,362

Construction in progress		6,039	77,011
Land and other		5,308	5,230
Property, plant and equipment, net		$575,795	$550,603
Depreciation is provided using the straight-line method based on the estimated useful life of each asset. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $33.5 million, $19.0 million and $12.3 million, respectively.

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2013, we shut down our Gregory facility to perform extensive turnaround maintenance activities and to connect additional equipment to enhance NGL recoveries.  As the turnaround maintenance was nearing completion, we experienced a fire at this facility.  In connection with the fire, we filed an insurance claim and have submitted approximately $4.6 million in costs to our insurance provider. The costs that have been submitted were deemed by us to be costs incurred to return the plant to service.  We have recovered $1.0 million from insurance for this loss during the second quarter of 2013 and believe it is probable that we will recover the remaining costs, less a $0.3 million deductible, under our insurance policies. We have also filed an insurance claim under our business interruption insurance policy as a result of the business interruption we experienced in connection with the fire at the Gregory facility. As of December 31, 2013, our business interruption claim is under review and the amount of proceeds to be received therefrom has not been determined.
Intangible Assets
Intangible assets of $1.6 million and $1.6 million as of December 31, 2013 and 2012, respectively, represent the unamortized value assigned to the long-term supply and gathering contracts assumed by us in the EAI acquisition. The majority of assumed contracts are life of lease, and we determined that the useful economic lives of the underlying producing leases were at least as long as the expected life of the acquired pipelines. These intangible assets are amortized on a straight-line basis over the 30-year expected useful lives of the contracts. Amortization expense in the consolidated financial statements presented and over the next five years related to intangible assets for the periods presented is not material.
7. LONG-TERM DEBT
Third Amendment to Credit Facility
On January 29, 2014, we entered into the Third Amendment (the “Third Amendment”) to our Credit Facility.
Pursuant to the Third Amendment, we may (a) acquire a specified target entity or its assets, provided that, among other things, the aggregate consideration paid by us in connection with such acquisition does not exceed $40.0 million and (b) make certain capital expenditures with respect to the addition to our pipeline systems by approximately 90 miles in Webb County, Texas, Dimmit County, Texas, and LaSalle County, Texas (the “Webb Pipeline”).

In addition, the Third Amendment amends our Consolidated Total Leverage Ratio (as defined in our Credit Facility) covenant in our Credit Facility to decrease automatically our Maximum Adjusted Consolidated Total Leverage Ratio (as defined in our Credit Facility) to 5.75 to 1.00 as we have (a) received net cash proceeds in a specified amount pursuant to permitted equity offerings and (b) initiated construction of the Webb Pipeline in accordance with the terms of our Credit Facility.
Long-Term Debt Overview
Our long-term debt consisted of the following (in thousands):

	As of December 31,
	2013	2012
Credit Facility, due November 2017	$267,300	$191,000
Total	267,300	191,000
Less:
Current maturities of long-term debt	—	—
Total long-term debt	$267,300	$191,000
Our Credit Facility contains various covenants and restrictive provisions and requires maintenance of certain financial and operational covenants. As of December 31, 2013 and 2012, we were in compliance with all of our financial loan covenants. All of our assets are pledged as collateral under our Credit Facility. The terms of our Credit Facility contain customary covenants, including those that restrict our ability to make or limit certain payments, distributions, acquisitions, loans, or investments, incur certain indebtedness or create certain liens on its assets, consolidate or enter into mergers, dispose of certain of our assets, engage in certain types of transactions with its affiliates, enter into certain sale/leaseback transactions and modify certain material agreements.
Borrowings under our Credit Facility bear interest at LIBOR plus an applicable margin or a base rate as defined in the respective credit agreements. Under the terms of our Credit Facility, the applicable margin under LIBOR borrowings was

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.50% and 3.25% at December 31, 2013 and 2012, respectively. The weighted-average interest rate for the year ended December 31, 2013 and 2012 was 4.44% and 3.95%, respectively.
Under our Credit Facility, we have the ability to borrow $250.0 million plus an amount equal to the funds deposited into the Collateral Account and letters of credit outstanding. As of December 31, 2013, cash on deposit in the Collateral Account was $17.4 million. Our letters of credit outstanding were $31.3 million and $26.3 million as of December 31, 2013 and 2012, respectively. Our borrowings under our Credit Facility were $267.3 million and $191.0 million as of December 31, 2013 and 2012, respectively, and our remaining available capacity under our Credit Facility was $0.1 million as of December 31, 2013. As of December 31, 2013, Southcross Energy LLC had $30.1 million of cash which has been made available for deposit into the Collateral Account to support subsequent additional borrowings. For the year ended December 31, 2013 and 2012, our average outstanding borrowings were $243.9 million and $230.4 million and our maximum outstanding borrowings were $267.3 million and $270.0 million, respectively.
Credit Facility
In connection with the closing of our IPO, we entered into a $350.0 million senior secured Credit Facility with Wells Fargo Bank, N.A., and a syndicate of lenders. We utilized our Credit Facility to fund fees and expenses incurred in connection with our IPO and for the repayment of a portion of Southcross Energy LLC's debt under its credit agreement.
Our Credit Facility matures on November 7, 2017, the fifth anniversary of our IPO closing date. We may utilize our Credit Facility for working capital requirements and capital expenditures, the purchase of assets, the payment of distributions, repurchase of units and for our general purpose. We believed it was unlikely that we would be in compliance with our financial covenants calculated for the quarter ended March 31, 2013, such that we negotiated with our lenders and secured more favorable financial covenants associated with our Credit Facility as further discussed below.
On March 27, 2013, we entered into the First Amendment to our Credit Facility. As a result of the First Amendment, our letters of credit sublimit was reduced from $75.0 million to $31.5 million and our available credit was reduced from $350.0 million to $250.0 million, plus the sum of any amounts placed on deposit in the Collateral Account, plus letters of credit outstanding. As a condition to the First Amendment, our General Partner placed $10.0 million in the Collateral Account and that Collateral Account and the associated cash was pledged as collateral for the benefit of the lenders. Pursuant to the First Amendment, we were allowed to pay our quarterly cash distribution of available cash for the first quarter 2013 in an amount not to exceed $10.0 million on deposit in the Collateral Account. In connection with the First Amendment, we incurred $0.6 million in fees, which have been deferred and are being amortized over the remaining life of our Credit Facility.
On April 12, 2013, we entered into the Second Amendment to our Credit Facility, which waived our defaults relating to financial covenants in our Credit Facility for the period ended March 31, 2013 and provided more favorable financial covenants until we give notice under our Credit Facility that we have achieved a consolidated total leverage ratio (the “Target Leverage Ratio”) of 4.25 to 1.00 for one quarter or 4.50 to 1.00 for two consecutive quarters, calculated excluding the benefit of cash on deposit in the Collateral Account and any equity cure amounts (the “Target Leverage Test”). The Target Leverage Test is not a required calculation under the Second Amendment, and can be calculated and elected at our option (the “Target Leverage Option”). Our available credit, excluding our letters of credit, continues to be subject to the availability limits described in the First Amendment.  In connection with the Second Amendment, we incurred $1.5 million in fees, which have been deferred and are being amortized over the remaining life of our Credit Facility.
The Second Amendment provided for, among other things, the following:

•	the lenders waived defaults relating to financial covenants for the quarter ended March 31, 2013;

•	an increase in our letters of credit sublimit to $50.0 million;

•	until we achieve the Target Leverage Ratio:

◦	an increase in our interest rate to be LIBOR plus 4.50%. After achieving the Target Leverage Ratio our interest rate reverts to the original pricing grid of not more than LIBOR plus 3.25%;

◦
a limit to our growth capital expenditures of $25.0 million for the last three quarters of 2013 and an additional $25.0 million for the 18 months ending June 30, 2015 (provided that if additional cash, as required under the Second Amendment, is placed in the Collateral Account, such expenditures may be increased to $28.0 million each period for the remaining three quarters of 2013 and the subsequent 18-months ending June 30, 2015);

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

◦	distributions to our unitholders are effectively limited to our established minimum quarterly distribution of $0.40 per unit; and

◦	our ability to make acquisitions is limited; and

•	proceeds from any new equity issuances or asset sales are to be applied to reduce the then outstanding debt.
Additionally, Southcross Energy LLC and our General Partner agreed to deposit into the Collateral Account proceeds received from cash distributions on our common units and subordinated units that they own and that are attributable to each calendar quarter in 2013.
Pursuant to the Second Amendment, our General Partner and Southcross Energy LLC made an equity investment in us in an aggregate amount equal to $40.0 million in exchange for 35,000 General Partner units and 1,715,000 Series A Preferred Units, respectively. Distributions of the Series A Preferred Units are required to be paid-in kind for the first four full quarters following the issuance of the units and until the Target Leverage Test has been satisfied. Our total capital infusion of $40.0 million, from all sales of Series A Preferred Units and General Partner contributions was used to reduce borrowings under our Credit Facility (See Note 10).
If we fail to meet the Target Leverage Test by June 30, 2014, all or a portion of the cash distributions we make to Southcross Energy LLC and our General Partner for the quarters ended June 30, 2013, September 30, 2013 and December 31, 2013 will be invested in us as additional paid-in kind equity securities until the Target Leverage Test has been satisfied. If, as of June 30, 2014, the Target Leverage Test is met, any funds then on deposit in the Collateral Account (other than equity cure amounts and amounts deposited in the Collateral Account to allow us to increase the amount of our capital expenditures) will be released to Southcross Energy LLC and our General Partner.
The Second Amendment required us to have Consolidated EBITDA (as defined in our Credit Facility) of at least $9.0 million, for the quarter ended June 30, 2013, and we were not subject to the Maximum Adjusted Consolidated Total Leverage Ratio (as defined in the Credit Facility) for such quarter. The Second Amendment provides that until we satisfy the Target Leverage Ratio, we are allowed to calculate an adjusted consolidated total leverage ratio, which allows for the netting of total funded indebtedness with amounts on deposit in the Collateral Account, and we may not permit our adjusted consolidated total leverage ratio to exceed the ratio set forth below for the corresponding period (as provided in our Credit Facility):

Maximum Adjusted Consolidated Total Leverage Ratio
September 30, 2013	7.25 to 1.00
December 31, 2013	6.75 to 1.00
March 31, 2014	6.25 to 1.00
June 30, 2014	5.25 to 1.00
September 30, 2014	5.00 to 1.00
December 31, 2014	4.75 to 1.00
March 31, 2015 and thereafter	4.50 to 1.00

For the quarter ended December 31, 2013 and September 30, 2013, our Maximum Adjusted Consolidated Total Leverage Ratio was approximately 5.3 to 1.00 and 6.5 to 1.00, respectively.
If, for the calendar quarters ended on or before December 31, 2013, we failed to comply with the financial covenants of our Credit Facility ("Financial Covenant Default") we had the right (which could not be exercised more than two times) to cure such Financial Covenant Default by having Southcross Energy LLC and/or our General Partner deposit into the Collateral Account the amount required by the Second Amendment to cure such Financial Covenant Default.
For the quarter ended June 30, 2013, the Second Amendment required us to have Consolidated EBITDA (as defined in our Credit Facility) of at least $9.0 million, and we were not subject to the Adjusted Consolidated Total Leverage Ratio (as defined in our Credit Facility) for such quarter.  As a result of our not meeting the Consolidated EBITDA covenant for the quarter ended June 30, 2013 we utilized our right to cure and Southcross Energy LLC deposited approximately $2.7 million into the Collateral Account on August 6, 2013, which was earlier than the date required under the Second Amendment.

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our ability to fund expansion projects while our Credit Facility is in effect was limited to $25.0 million during the second through fourth quarters of 2013 and an additional $25.0 million in the subsequent 18-month period ending June 30, 2015, which can be increased to $28.0 million in each period if additional funds are placed into the Collateral Account. In October 2013, Southcross Energy LLC deposited an additional $3.0 million into the Collateral Account increasing our limit for 2013 expansion projects to $28.0 million.
Upon satisfying the Target Leverage Ratio, beginning with the quarter ended September 30, 2013, the Second Amendment provides that we will not permit our Maximum Consolidated Total Leverage Ratio to exceed the ratio set forth below for the corresponding period (as provided in our Credit Facility):

Maximum Consolidated Total Leverage Ratio
September 30, 2013	4.75 to 1.00
December 31, 2013 and thereafter	4.50 to 1.00

As of December 31, 2013, we have not satisfied the Target Leverage Ratio, therefore the Maximum Consolidated Total Leverage Ratio is not applicable.
The Second Amendment changed the minimum Consolidated Interest Coverage Ratio (as provided in our Credit Facility) to 2.25 to 1.00 for the quarters ended September 30, 2013 and December 31, 2013 and 2.50 to 1.00 for the quarters ending March 31, 2014 and thereafter. For the quarter ended December 31, 2013, our Consolidated Interest Coverage Ratio was approximately 3.13 to 1.00.
8. COMMITMENTS AND CONTINGENT LIABILITIES
Legal Matters
On March 5, 2013, our subsidiary filed suit against Formosa Hydrocarbons Company, Inc. (“Formosa”).  The lawsuit seeks recoveries of losses that we believe our subsidiary experienced as a result of the failure of Formosa to perform certain of its obligations under the gas processing and sales contract between the parties.  Formosa filed a response generally denying our claims and, later, Formosa filed a counterclaim against our subsidiary claiming our affiliate breached the gas processing and sales contract and a related agreement between the parties for the supply by Formosa of residue gas to a third party on behalf of our subsidiary. We believe the counterclaims are without merit and our subsidiary will defend itself vigorously against the counterclaims while continuing to pursue our own claims. We cannot predict the outcome of such litigation or the timing of any related recoveries or payments.

From time to time, we are party to certain legal or administrative proceedings that arise in the ordinary course and are incidental to our business. There currently are no such pending proceedings to which we are a party that our management believes will have a material adverse effect on our statements of operations, cash flows or financial condition. However, future events or circumstances, currently unknown to management, will determine whether the resolution of any litigation or claims ultimately will have a material effect on our statements of operations, cash flows or financial condition in any future reporting periods.
Regulatory Compliance
In the ordinary course of our business, we are subject to various laws and regulations. In the opinion of our management, compliance with current laws and regulations will not have a material effect on our statements of operations, cash flows or financial condition.
Commitments and Purchase Obligations
Capital Leases

We have auto leases classified as capital leases that are recorded in other current liabilities and other non-current liabilities in our consolidated balance sheet as of December 31, 2013. The lease termination dates of the agreements vary from 2013 until 2017. We recorded amortization expense related to the capital leases of $0.5 million for the year ended December 31, 2013. Capital leases entered into during the year ended December 31, 2013 were $1.4 million. We had no capital leases during 2012.

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Leases
We maintain operating leases in the ordinary course of our business activities. These leases include office buildings and other operating facilities and equipment. The termination dates of the agreements vary from 2013 until 2016. Expenses associated with operating leases were $1.5 million, $2.2 million, and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Future Minimum Lease Payments
Future minimum annual rental commitments under our capital and operating leases at December 31, 2013 were as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
2014	$505	$583
2015	295	555
2016	105	455
2017	34	299
2018	—	—
Total future payments	939	$1,892
Less: Imputed interest	(78)
Future lease payments	$861
Purchase Commitments
At December 31, 2013, we had commitments of approximately $0.9 million to purchase equipment related to our capital projects. We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.
9. TRANSACTIONS WITH RELATED PARTIES
Charlesbank
Historically, Charlesbank provided certain management services to Southcross Energy LLC pursuant to a management services agreement (the "Charlesbank Agreement") which specified an annual management fee of $0.6 million. Southcross Energy LLC received services under the Charlesbank Agreement up to our IPO. Subsequent to our IPO, we did not receive any further services under this agreement, as the Charlesbank Agreement terminated with our IPO.
For the years ended December 31, 2012 and 2011, Southcross Energy LLC incurred management fees of $0.5 million and $0.6 million, respectively, for services received and incurred associated expenses of $68,000 and $109,000, respectively under the Charlesbank Agreement. Services fees and expenses under the Charlesbank Agreement are recognized in general and administrative expenses in our consolidated statements of operations. After February 7, 2012 the payment of fees and expenses under the Charlesbank Agreement was not allowed under the Credit Agreement. Therefore, no payments for services provided after that date were made under the Charlesbank Agreement.
The current board of directors of our General Partner includes three persons affiliated with Charlesbank and three outside directors. All of these directors are compensated equally for similar responsibilities and reimbursed for expenses incurred for their services to us. For the year ended December 31, 2013, we paid Charlesbank $0.5 million for director fees and related expenses which are reflected in general and administrative expenses in our consolidated statements of operations.

Southcross Energy LLC and Southcross Energy Partners GP, LLC (our General Partner)

Our General Partner does not receive a management fee or other compensation for its management of us. However, our General Partner and its affiliates are entitled to reimbursements for all expenses incurred on our behalf, including, among other items, compensation expense for all employees required to manage and operate our business, which began on January 1, 2013 in accordance with our Partnership Agreement. During the year ended December 31, 2013, we incurred expenses of $24.8 million related to these reimbursements, which are reflected in operating expenses in our consolidated statements of operations.

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the second quarter of 2013, to satisfy our requirements under our Credit Facility, we entered into a Purchase Agreement (as defined below) with Southcross Energy LLC, pursuant to which we issued and sold 1,715,000 Series A Preferred Units to Southcross Energy LLC for a cash purchase price of $22.86 per Series A Preferred Unit, in a privately negotiated transaction (See Note 10). After the Series A Preferred Units issuance during the second quarter of 2013, Southcross Energy LLC sold 1,500,000 of the units to third parties. As of December 31, 2013, Southcross Energy LLC holds 221,884 Series A Preferred Units.

See Note 7 for discussion of the Collateral Account held by our General Partner and cash made available for deposit by Southcross Energy LLC.
Wells Fargo Bank, N.A.
We entered into the credit agreements with syndicates of financial institutions and other lenders. These syndicates included affiliates of Wells Fargo Bank, N.A., an affiliate of which is a member of the investor group (See Note 12). Affiliates of Wells Fargo Bank, N.A. have from time to time engaged in commercial banking and financial advisory transactions with us in the normal course of business. Total fees paid, excluding interest, to affiliates of Wells Fargo, N.A., and its affiliates were $1.8 million, $5.9 million and $1.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.
10. SERIES A CONVERTIBLE PREFERRED UNITS
We entered into a Series A Convertible Preferred Unit Purchase Agreement (the “Purchase Agreement”) with Southcross Energy LLC, pursuant to which we issued and sold 1,715,000 Series A Preferred Units to Southcross Energy LLC during the second quarter of 2013 for a cash purchase price of $22.86 per unit. Southcross Energy LLC sold 1,500,000 of these Series A Preferred Units to third parties during the second quarter of 2013.

Our total capital infusion of $40.0 million, from all sales of Series A Preferred Units and General Partner capital contributions, was used to reduce borrowings under our Credit Facility (See Note 7). The Private Placement of Series A Preferred Units resulted in proceeds to us of $39.2 million. We also received a $0.8 million capital contribution from our General Partner to maintain its 2.0% general partner interest in us.

Applicable accounting guidance related to the Series A Preferred Units requires that equity instruments with redemption features that are redeemable at the option of the holder be classified outside of permanent equity.  The change of control rights associated with the Series A Preferred Units requires the units to be classified outside of permanent equity.  The Series A Preferred Units have been adjusted to maximum redemption value in accordance with the change of control rights provision of our Partnership Agreement in the event that maximum redemption value exceeds the fair value of the unit at the issuance date. The distributions and adjustments to maximum redemption value associated with the Series A Preferred Units of $1.7 million have been included in the calculation of partners’ capital and earnings per unit for the year ended December 31, 2013. Additionally, none of the identified embedded derivatives relating to the terms of the Series A Preferred Units require bifurcation, as each embedded derivative was determined to be clearly and closely related to the host contract.

Voting Rights: The Series A Preferred Units are a class of voting equity security that ranks senior to all of our other classes or series of equity securities with respect to distribution rights and rights upon liquidation.  The Series A Preferred Units have voting rights identical to the voting rights of the common units and vote with the common units as a single class, such that each Series A Preferred Unit (including each Series A Preferred Unit issued as an in-kind distribution, discussed below) is entitled to one vote for each common unit into which such Series A Preferred Unit is convertible on each matter with respect to which each common unit is entitled to vote.

Distribution Rights: Holders of Series A Preferred Units are entitled to quarterly distributions of in-kind Series A Preferred Units for the first four full quarters following the issue date of those units and continuing thereafter until the board of directors of our General Partner determines to begin paying quarterly distributions in cash, and thereafter in cash. The board of directors of our General Partner may not elect to begin paying quarterly distributions on the Series A Preferred Units in cash until we have exercised the Target Leverage Option (pursuant to the Second Amendment) under our Credit Facility. In-kind distributions will be made in the form of Series A Preferred Units at a rate of $0.40 per outstanding Series A Preferred Unit per quarter (or 7% per year of the per unit purchase price) or, beginning after four full quarters, such higher per unit rate as is paid in respect of our common units. Cash distributions will equal the greater of $0.40 per unit per quarter or the quarterly distribution paid with respect to each common unit. The fair value of an in-kind distribution is calculated as required, based on the common unit price at the quarter end date for the period attributable to the distribution.

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Additionally, on the later of January 1, 2015 and the date we exercise the Target Leverage Option (pursuant to the Second Amendment), we will have the right at any time to convert all or some of the Series A Preferred Units (including Series A Preferred Units issued as in-kind distributions) then outstanding into common units if (i) the daily volume-weighted average trading price of the common units on the national securities exchange on which the common units are listed or admitted to trading for the trailing 30-trading-day period before our notice of conversion is greater than 130% of the unit purchase price for the Series A Preferred Units, (ii) the average daily trading volume of common units on the securities exchange exceeds 40,000 common units for those 30 trading days and (iii) the conversion would not cause (on a pro forma basis) our estimated quarterly distributions over any of the succeeding four quarters to exceed our total distributable cash flow in that quarter.  Further, the Series A Preferred Units will be convertible into common units based on an exchange ratio of 110% of the Series A Preferred Units if a third party acquires majority ownership control of our General Partner or we sell substantially all of our assets, in either case before January 1, 2015.
11. PARTNERS' CAPITAL AND MEMBERS' EQUITY
Shelf Registration Statement and Public Offering
On November 29, 2013, we filed a Registration Statement on Form S-3 with the U.S. Securities and Exchange Commission (the "SEC") using a "shelf" registration process. Under the shelf registration process, we may over time, in one or more offerings, offer and sell any combination of the securities described in the prospectus, and the selling unitholders may, over time, in one or more offerings, offer and sell common units representing limited partner interests in us. We, together with Southcross Energy Finance Corp., may offer and sell debt securities described in the prospectus. Southcross Energy Finance Corp. may act as co-issuer of the debt securities, and certain direct or indirect subsidiaries of us may guarantee any debt securities offered, if and to the extent identified in the related prospectus supplement. The aggregate initial offering price of all securities sold by us under the prospectus will not exceed $675.0 million.
In February 2014, we completed a public equity offering of 9,200,000 additional common units and we received a capital contribution from our General Partner to maintain its 2.0% interest in us. The proceeds from the public offering were $148.8 million, before estimated expenses related to the offering of $0.4 million. We plan to use the net proceeds from the offering to fund the recently announced construction of our new pipeline extending into Webb County, Texas and for general partnership purposes, including future permitted acquisitions. Pending such use, we temporarily repaid borrowings under our senior secured revolving credit facility with Wells Fargo, N.A. and a syndicate of lenders (as amended, our "Credit Facility"), which we will redraw to fund the construction of the new pipeline and for other general purposes.
Partners' Capital
On November 7, 2012, we completed our IPO. Through a series of transactions, Southcross Energy LLC contributed all of its operating subsidiaries (its net assets on a historical cost basis), excluding certain liabilities and all preferred units, and became the holding company of us. Southcross Energy LLC holds all of the equity interests in our General Partner, as well as all subordinated units and a portion of the common units of us. Subsequent to our IPO, we own Southcross Energy LLCs' operating subsidiaries. At the completion of our IPO, we received proceeds of approximately $168.0 million, net of underwriters' discounts and structuring fees. In connection with the full exercise of the underwriter's over-allotment option, which closed on November 26, 2012, our underwriters purchased 1,350,000 additional common units in us for approximately $25.2 million in proceeds, net of underwriters' and structuring fees; and we used the net proceeds of $25.2 million to reacquire 1,350,000 common units from Southcross Energy LLC; and retired the common units.
Common units
Our common units represent limited partner interests in us. The holders of our common units are entitled to participate in our distributions and are entitled to exercise the rights and privileges available to limited partners under our Partnership Agreement. We had 12,253,985 and 12,213,713 common units outstanding as of December 31, 2013 and December 31, 2012, respectively. In February 2014, we completed a public equity offering of 9,200,000 additional common units.
Subordinated units

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subordinated units represent limited partner interests in us and convert to common units at the end of the subordination period (as defined in our Partnership Agreement). The principal difference between our common units and our subordinated units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units do not accrue arrearages. We had 12,213,713 subordinated units issued and outstanding as of December 31, 2013 and December 31, 2012.
General Partner interests
Our general partner interest consisted of 534,638 general partner units as of December 31, 2013 and 498,518 general partner units as of December 31, 2012.  As defined by the Partnership Agreement, general partner units are not considered to be units (Common or Subordinated), but are representative of our general partner's 2.0% interest in us. In connection with the Private Placement, our General Partner made a capital contribution in the amount of $0.8 million during the second quarter of 2013 in order to maintain its 2.0% ownership interest in us. Our General Partner has received general partner unit PIK distributions from our general partner units purchased in connection with the sale of the Series A Preferred Units (See Note 4). In February 2014, our General Partner purchased an additional 188,582 general partner units in connection with the public equity offering and the vesting of LTIP units (See Note 13).
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
Certain of the Class A common units and all of the Class B units contain time- and performance-vesting conditions. Time-vesting units vest ratably over 5 years subject to certain accelerated vesting based primarily on change of control or certain termination causes. Performance-vesting units will vest, if at all, upon Charlesbank attaining certain investment multiples and internal rates of return in connection with a liquidity event. Both the time- and performance vesting units require continued employment through any vesting date. The change in structure and ownership as a result of our IPO did not create a change of control event under the terms of the time- and performance-vesting units.
On March 20, 2012, Estrella Energy, LP was dissolved and Southcross Energy LLC purchased and retired the Third-Party Units for $15.3 million. Management did not receive any consideration in connection with such repurchase.
12. SOUTHCROSS ENERGY LLC PREFERRED UNITS
In connection with our IPO and through a series of transactions described in Note 11, Southcross Energy LLC contributed all of its operating subsidiaries (its net assets on a historical cost basis), excluding certain liabilities, common units and all preferred units, and became the holding company of us. This note discloses Southcross Energy LLC's preferred units as of November 7, 2012 (our IPO date) and December 31, 2011, as well as the activity associated with the preferred units for the period from January 1, 2012 through our IPO and for the year ended December 31, 2011.
None of the preferred units (Preferred, Redeemable Preferred and Series B Redeemable Preferred) were conveyed in our IPO, and remain the obligation of Southcross Energy LLC and not us.
Preferred Units
As of November 7, 2012 and December 31, 2011, Southcross Energy LLC's cumulative preferred units were comprised of 11,850,374 units with a par value of $10 per unit, which accrued value (in the form of additional preferential rights to receive distributions) at a rate of 10% per annum, compounded quarterly.

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Except in the case of cash distributions made for the purpose of paying federal income taxes, which are made to both preferred and common equity owners in direct proportion to the owners' respective share of taxable income, owners of the preferred equity receive cash distributions before owners of common equity. The cumulative preferred units and their cumulative return are subordinated to all redeemable preferred units and their cumulative return as discussed below. With the exception of cash distributions for federal income tax purposes, the Credit Agreement included certain covenants that restricted Southcross Energy LLC's ability to pay cash dividends to its owners. Southcross Energy LLC adjusts the carrying value of the Preferred Units to reflect the cumulative right to receive distributions on a quarterly basis. As of November 7, 2012, and December 31, 2011, the preferred units' cumulative right to receive future cash distributions was $43.3 million and $31.8 million, respectively, as a result of the cumulative preferred return on such units.
Redeemable Preferred Units
As mentioned above, none of the redeemable preferred units were conveyed in our IPO, and they remain the obligation of Southcross Energy LLC. On June 10, 2011, in connection with Southcross Energy LLC entering into the Credit Agreement, Charlesbank and certain of Southcross Energy LLC's existing investors contributed a total of $15.0 million in exchange for 1.5 million Redeemable Preferred Units. The Redeemable Preferred Units have a par value of $10 per unit and accrue value (in the form of an additional preferential right to receive distributions) at a rate of 18% per annum, compounded quarterly. These Redeemable Preferred Units could be redeemed in whole or in part at any time, or would be redeemed by Southcross Energy LLC promptly after the satisfaction of all obligations under the Credit Agreement, to the extent of available funds. Southcross Energy LLC adjusted the carrying value of the Redeemable Preferred Units to reflect the cumulative right to receive distributions on a quarterly basis. As of November 7, 2012 and December 31, 2011, the right of the Redeemable Preferred Units to receive future cash distributions included an additional $3.9 million and $1.6 million, respectively, as a result of the cumulative preferred return on such units.
Series B Redeemable Preferred Units
As mentioned above, none of the redeemable preferred units were conveyed in our IPO, and they remain the obligation of Southcross Energy LLC. On March 20, 2012, Charlesbank and certain of Southcross Energy LLC's existing investors contributed $25.3 million and an affiliate of Wells Fargo Securities, LLC contributed $10.0 million to Southcross Energy LLC in exchange for 2.53 million units and 1.0 million units, respectively, of a new, Series B class, of Redeemable Preferred Units ("Series B Units"). On June 26, 2012, Charlesbank and certain of Southcross Energy LLC's existing investors contributed $7.5 million to Southcross Energy LLC in exchange for 0.75 million Series B Units.
On November 7, 2012 and subsequent to our IPO, the Series B Units were comprised of 3.35 million units. On November 26, 2012 and subsequent to the Over-Allotment Option, Southcross Energy LLC redeemed 2.49 million units. The Series B Units have a par value of $10 per unit, which accrue value (in the form of an additional preferential right to receive distributions) at a rate of 18% per annum, compounded quarterly. The Series B Units could be redeemed by Southcross Energy LLC in whole or in part at any time, or would be redeemed by Southcross Energy LLC promptly after the satisfaction of all its obligations under the Credit Agreement, to the extent of available funds. Southcross Energy LLC adjusts the carrying value of the Series B Units to reflect the cumulative right to receive distributions on a quarterly basis. As of November 7, 2012 and November 26, 2012, the Series B Units' right to receive future cash distributions included $3.8 million and $4.4 million, respectively as a result of the cumulative preferred return.
Series C Redeemable Preferred Units
As mentioned above, none of the redeemable preferred units were conveyed in our IPO, and they remain the obligation of Southcross Energy LLC. On June 26, 2012, Charlesbank and certain of Southcross Energy LLC's existing investors and other institutional investors contributed $30.0 million to Southcross Energy LLC in exchange for 3.0 million units of a new, Series C class, of Redeemable Preferred Units ("Series C Units"). As of November 7, 2012, the Series C Units were comprised of 3.0 million units with a par value of $10 per unit, which accrue value (in the form of an additional preferential right to receive distributions) at a rate of 18% per annum, compounded quarterly. The Series C Units and their cumulative preferred return of $1.4 million as of November 7, 2012 were fully redeemed in connection with our IPO (See Note 11).
13. INCENTIVE COMPENSATION
Unit Based Compensation
Long-Term Incentive Plan

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 7, 2012, and in conjunction with our IPO, we established our 2012 Long-Term Incentive Plan, which provides incentive awards to eligible officers, employees and directors of our General Partner. Awards granted to employees under the LTIP vest over a three year period in equal annual installments in either a common unit of us or an amount of cash equal to the fair market value of a common unit at the time of vesting, as determined by management at its discretion. These awards also include distribution equivalent rights which grants the holder the right to receive an amount equal to all or a portion of the cash distributions made on units during the period the unit remains outstanding.
The following table summarizes information regarding the LTIP unit activity:

	Units	Weighted-average grant date fair value
Unvested - November 7, 2012	—	$—
Granted units	146,000	23.01
Forfeited units	(1,500)	23.01
Vested units	—	—
Unvested - December 31, 2012	144,500	$23.01
Granted units	112,179	21.96
Forfeited units	(20,700)	22.09
Units recaptured for tax withholdings	(13,034)	23.01
Vested units	(40,272)	22.30
Unvested - December 31, 2013	182,673	$22.55
We granted awards under the LTIP, which we have classified as equity awards, with a grant date fair value of approximately $2.5 million for the year ended December 31, 2013. As of December 31, 2013, we had total unamortized compensation expense of approximately $3.6 million related to these units, which we expect to be amortized over the three-year vesting period. As of December 31, 2013, we had 1,527,055 units available for issuance under the LTIP.
Southcross Energy LLC Phantom Units
Southcross Energy LLC provided certain key non-officer employees with equity incentive units ("Phantom Units") in Southcross Energy LLC. The Phantom Units vest upon the occurrence of a change in control where more than 50% of the voting power of Southcross Energy LLC changes hands, or upon the occurrence of a liquidity event where, through the sale of some portion of its ownership, the majority owner of Southcross Energy LLC achieves or exceeds a targeted rate of return on its original investment. The changes in structure and ownership as a result of our IPO did not create a change of control event under the vesting terms of the Phantom Units. The number of Phantom Units earned and eligible for vesting increases over a period of years or through the achievement of certain rates of return by the majority owner of the Southcross Energy LLC or a combination thereof. As of December 31, 2013 and 2012, no fair value was attributable to the Phantom Units. No compensation expense associated with these units was recorded during the year ended December 31, 2013 and 2012. As of December 31, 2013 and 2012 the number of authorized and issued Phantom Units was 10,832.
Southcross Energy LLC Executive Equity Equivalent Units
On April 1, 2012, Southcross Energy LLC granted 15,000 equity equivalent units ("EEUs") to a member of management. Each individual EEU is equivalent in economic value to one Class A Common Unit of Southcross Energy LLC on a fully diluted basis. The EEUs have time and performance vesting over a three year term. Compensation expense for the EEUs recognized in general and administrative expenses on the statements of operation was $0.6 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively.
Unit Based Compensation Expense

The following table summarizes information regarding recognized compensation expense, which is included in general and administrative expense on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unit-based compensation	$2,186	$630	$—

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Savings Plan
We have employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code ("IRC") whereby employees of our General Partner may contribute a portion of their base compensation to the employee savings plan, subject to limits under the IRC. We provide a matching contribution each payroll period equal to 100% of the employee's contribution up to the lesser of 6% of the employee's pay or $17,500 annually for the period. The following table summarizes information regarding contributions and the expense recognized for the matching contributions, which is included in general and administrative expense on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Matching contributions expensed for employee savings plan	$628	$512	$417
14. REVENUES
We had revenues consisting of the following categories (in thousands):

	Year ended December 31,
	2013	2012	2011
Sales of natural gas	$405,206	$325,421	$385,513
Sales of NGLs and condensate	169,523	124,139	106,487
Transportation, gathering and processing fees	59,392	46,113	30,102
Other	601	456	1,047
Total revenues	$634,722	$496,129	$523,149
15. CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE
Our primary markets are in South Texas, Alabama and Mississippi. We have a concentration of revenues and trade accounts receivables due from customers engaged in the production, trading, distribution and marketing of natural gas and NGL products. These concentrations of customers may affect overall credit risk in that these customers may be similarly affected by changes in economic, regulatory or other factors. We analyze the customers' historical financial and operational information prior to extending credit.
Our top ten customers for the years ended December 31, 2013, 2012 and 2011 represent the following percentages of consolidated revenue:

	Year Ended December 31,
	2013	2012	2011
Top 10 customers	59.7%	65.5%	73.1%

The percentage of total consolidated revenue for each customer that exceeded 10% of total revenues for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
Sherwin Alumina Company	11.7%	11.0%	15.5%
Formosa Hydrocarbons Co., Inc.	(a),(b)	24.3%	20.8%

(a) Information is not provided for periods for which the customer or producer was less than 10% of our consolidated revenue.
(b) Our contract with Formosa terminated on June 1, 2013.
During the years ended December 31, 2013, 2012 and 2011 we experienced no significant non-payment for services. At December 31, 2013 and 2012, we have recorded no allowance for uncollectible accounts receivable.

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SUBSEQUENT EVENTS
Partnership Distribution

On January 24, 2014, we declared a cash distribution of $0.40 per common unit and subordinated unit, including units equivalent to our General Partner’s 2.0% interest in us, which was paid on February 14, 2013 to unitholders of record on February 5, 2013.  Also on January 24, 2014, we declared a Series A Preferred Unit distribution of $0.40 per unit, which was paid in-kind on February 14, 2013 to unitholders of record on February 5, 2013, and our General Partner will receive a number of general partner units to maintain our General Partner’s 2.0% interest in us.
Third Amendment to Credit Facility
On January 29, 2014, we entered into the Third Amendment to our Credit Facility (see Note 7).
Public Offering of Common Units
In February 2014, we completed a public equity offering of 9,200,000 additional common units and we received a capital contribution from our General Partner to maintain its 2.0% interest in us. The proceeds from the public offering were $148.8 million, before estimated expenses related to the offering of $0.4 million (see Note 11).
17. SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31,
	2013	2012	2011
Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$13,043	$10,552	$7,994
Cash paid for taxes, net of refunds received	95	315	272
Supplemental schedule of non-cash investing and financing activities:
Accounts payable related to capital expenditures	4,946	40,707	10,862
Change in value recognized in other comprehensive income	148	745	—
Capital lease obligation	1,396	—	—
Accrued distribution equivalent rights (DERs) on the LTIP units	279	—	—
Other	$704	$—	$—

SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following presents a summary of selected quarterly financial information (in thousands, except per unit data):

	Quarters ended
2013	March 31	June 30	September 30	December 31	Total
Revenues	$144,250	$154,703	$160,629	$175,140	$634,722
Gross operating margin	18,863	21,296	25,213	28,174	93,546
(Loss) income from operations	(4,317)	(2,831)	(357)	4,485	(3,020)
Net (loss) income	(6,382)	(6,192)	(4,069)	673	(15,970)
General partner's interest in net loss	(128)	(124)	(81)	14	(319)
Limited partners' interest in net loss	(6,254)	(11,294)	(17)	244	(17,321)
Cash distribution attributable per quarter	9,973	9,986	9,987	13,755	43,701
Basic net (loss) income per common unit	(0.26)	(0.65)	0.19	0.01
Diluted net (loss) income per common unit	(0.26)	(0.65)	(0.14)	0.01
Basic and diluted net loss per subordinated unit	(0.26)	(0.27)	(0.19)	0.01

	Quarters ended			Periods ended
2012	March 31	June 30	September 30	October 1, 2012- November 6, 2012(1)	November 7, 2012- December 31, 2012(1)(2)	Total
Revenues	$120,618	$105,701	$118,150	$55,613	$96,047	$496,129
Gross operating margin	21,416	18,698	15,078	6,741	9,707	71,640
Income (loss) from operations	8,120	3,442	(2,686)	(1,589)	(3,998)	3,289
Net income (loss)	$6,236	$1,939	$(4,041)	$(4,394)	(4,228)	(4,488)
Cash distribution attributable per quarter					5,982	5,982
General partner's interest in net loss					(85)	(85)
Limited partners' interest in net loss					(4,143)	(4,143)
General partners' net loss per unit—basic and diluted					(0.17)	(0.17)
Limited partners' net loss per unit—basic and diluted					(0.17)	(0.17)
_______________________________________________________________________________

(1)	See Note 1 for a description of decreases in statements of operations during this period.

(2)	Represents results of Southcross Energy Partners, L.P. subsequent to our IPO on November 7, 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of the chief executive officer (principal executive officer) and chief financial officer (principal financial officer) of our General Partner, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including to the chief executive officer and chief financial officer of our General Partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, the chief executive officer and chief financial officer of our General Partner have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
Our General Partner's management, including the chief executive officer and chief financial officer of our General Partner, is responsible for establishing and maintaining effective internal control over our financial reporting. Our internal control system was designed to provide reasonable assurance to our General Partner's management and to members of the board of directors of our General Partner regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our General Partner's management conducted an evaluation of the effectiveness of internal control over financial reporting based on the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our General Partner's management concluded that our internal control over financial reporting was effective as of December 31, 2013.
As an emerging growth company, management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm in accordance with rules of the SEC that permit us to provide only the management's report in this Form 10-K.
Changes in Internal Control
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2013, which is covered by this Form 10-K, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Management of Southcross Energy Partners, L.P.
Southcross Energy Partners, L.P. is managed by the directors and executive officers of our General Partner, Southcross Energy Partners GP, LLC. Our General Partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Southcross Energy LLC owns all of the membership interests in our General Partner. Our General Partner has a board of directors, and our unitholders are not entitled to elect the directors or to directly or indirectly participate in our management or operations. Our General Partner will be liable, as General Partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our General Partner.
Director Independence
Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a listed publicly traded master limited partnership like us to have a majority of independent directors on the board of directors of its general partner.
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
Audit Committee
Jerry W. Pinkerton, Ronald G. Steinhart and Bruce A. Williamson serve as the members of the Audit Committee. Mr. Pinkerton serves as the chairman of the Audit Committee and complies with the independence and experience standards established by the NYSE and Exchange Act for service on an audit committee of a board of directors. The Audit Committee oversees, reviews, acts on and reports on various auditing and accounting matters to the board of directors of our General Partner, including: (i) the selection of our independent accountants, (ii) the scope of our annual audits, (iii) fees to be paid to the independent accountants, (iv) the performance of our independent accountants, (v) the review of our internal controls process and (vi) our accounting practices. In addition, the Audit Committee oversees our compliance programs relating to legal and regulatory requirements. Messrs. Steinhart and Williamson comply with the independence and experience standards established by the NYSE and the Exchange Act for service on an audit committee of a board of directors. Our General Partner is generally required to have at least three independent directors serving on its board of directors at all times.
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

Name	Age	Position with Southcross Energy Partners GP, LLC
David W. Biegler	67	Chairman of the Board and Chief Executive Officer
Michael T. Hunter	64	Vice Chairman
John E. Bonn	56	President and Chief Operating Officer
J. Michael Anderson	51	Senior Vice President and Chief Financial Officer
David M. Mueller	56	Senior Vice President, Treasurer and Commercial Planning
Albert B. Glasgow	62	Senior Vice President, Operations
Ronald J. Barcroft	69	Senior Vice President, Natural Gas Liquids
Donna A. Henderson	46	Vice President, Chief Accounting Officer
Samuel P. Bartlett	41	Director
Jon M. Biotti	45	Director
Kim G. Davis	57	Director
Jerry W. Pinkerton	73	Director
Ronald G. Steinhart	73	Director
Bruce A. Williamson	54	Director
David W. Biegler
David W. Biegler was elected Chairman of the board of directors and Chief Executive Officer of our General Partner in August 2011. Mr. Biegler also served as President of our General Partner from October 2012 to March 2014. Since July 2009, Mr. Biegler served as chairman of the board of directors and chief executive officer of Southcross Energy LLC, our predecessor. Mr. Biegler has 47 years of experience in the energy industry, having held various management positions in upstream, midstream, downstream and oilfield services companies. From 2004 until 2012, Mr. Biegler served as chairman and chief executive officer of Estrella Energy LP, an entity formed for the purpose of acquiring midstream companies, which was a founding investor in our predecessor. From 2002 to 2004, Mr. Biegler was the chairman of the board of Regency Gas Services, a midstream company that he co-founded and that was ultimately sold to a private equity firm. Mr. Biegler retired as vice chairman of the board of TXU Corp. (now Energy Future Holdings Corp.) in 2001, a position he assumed earlier that year. From 1997 to 2001, he served as president and chief operating officer of TXU Corp., the result of a merger between Texas Utilities and ENSERCH Corporation. From 1966 to 1997, Mr. Biegler held various management positions at ENSERCH Corporation and its upstream, midstream, downstream and oilfield field services subsidiaries, including as ENSERCH's chairman, president and chief executive officer from 1994 to 1997.
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
Michael T. Hunter
Michael T. Hunter was appointed Vice Chairman of our General Partner in October 2012. Mr. Hunter also served as Chief Commercial Officer of our General Partner from October 2012 to March 2014. From August 2011 to October 2012, Mr. Hunter served as President of our General Partner. Since July 2009, Mr. Hunter served as president and a member of the board of directors of Southcross Energy LLC, our predecessor. Mr. Hunter has 37 years of experience in the energy industry, having held various management and board positions in several energy companies. From 2004 until 2012, Mr. Hunter served as president of Estrella Energy LP, an entity formed for the purpose of acquiring midstream companies, which was a founding investor in our Southcross Energy LLC.
Mr. Hunter serves as the chairman of the Texas Pipeline Association and the vice chairman of the Texas Energy Reliability Council and has served as a member of the board of directors or as a trustee for the Southern Gas Association, Texas Pipeline Association, Gas Research Institute and Institute of Gas Technology. He is also a member of the board of directors for the University of Idaho Foundation. Mr. Hunter received a Bachelor of Science degree in political science and a Master's degree in business administration from the University of Idaho.
John E. Bonn

John E. Bonn was appointed President and Chief Operating Officer of our General Partner in March 2014. Prior to joining our General Partner, Mr. Bonn, 56, was president of NiSource Midstream Services LLC, a subsidiary of NiSource Corporation, from April 2011 to June 2013 as well as president of Pennant Midstream, a joint venture between NiSource and Hilcorp Energy, a business developer contracted with Monarch Natural Gas, LLC from January 2010 to March 2011 and a Vice President of Enterprise Product Partners L.P. from 2006-2009. Mr. Bonn has over 30 years of experience in the midstream energy sector and has held various management and senior leadership positions with various energy companies, including Gulfterra Energy Partners LP and Delhi Gas Pipeline.

Mr. Bonn earned a Bachelor of Science degree in Agricultural Engineering from Texas A&M University. Mr. Bonn serves on the board of directors of the Texas Aggie Corps of Cadets Association. Mr. Bonn is a past president of the North Texas Electric Power and Natural Gas Society and served on the Executive Committee of the Marcellus Shale Coalition. Mr. Bonn is also a past board member of the New Mexico Oil & Gas Association and the National Energy Service Association.
J. Michael Anderson
J. Michael Anderson was appointed Senior Vice President and Chief Financial Officer of our General Partner in April 2012. Prior to joining Southcross Energy LLC, Mr. Anderson served as Senior Vice President and Chief Financial Officer of Exterran Holdings from 2003 until 2011 and as Senior Vice President of Exterran Partners GP LLC, the general partner of Exterran Partners, L.P., from 2011 until April 2012. Prior to his tenure with Exterran, Mr. Anderson was Chief Financial Officer of Azurix Corp., a diversified water company, and later served as the company’s Chairman and Chief Executive Officer. Mr. Anderson also spent ten years at J.P. Morgan Chase & Co. in the global investment banking business where he specialized in mergers and acquisitions.

Mr. Anderson holds a BBA in finance from Texas Tech University and an MBA in finance from The Wharton School of the University of Pennsylvania.
David M. Mueller
David M. Mueller was appointed Senior Vice President, Treasurer and Commercial Planning of our General Partner in April 2013. From April 2012 to April 2013. Mr. Mueller served as Senior Vice President and the Chief Accounting Officer of our General Partner. From August 2011 to April 2012, Mr. Mueller served as Senior Vice President, Finance and Administration of our General Partner. From July 2009 to August 2011, Mr. Mueller served as Senior Vice President, Finance and Administration of Southcross Energy LLC, our predecessor.
Mr. Mueller has 34 years of financial and operational experience in the energy industry. Prior to joining Southcross Energy LLC, Mr. Mueller served as vice president, finance and controller of PSEG Texas (f/k/a Texas Independent Energy), an independent power producer and subsidiary of Public Service Enterprise Group Incorporated, from July 1999 to December 2008. From December 2008 until joining Southcross Energy LLC in July 2009, Mr. Mueller consulted for PSEG Texas, assisting in the management and orderly retirement of the company's long-term debt.
Mr. Mueller received a BBA in accounting from Texas Tech University. He is a member of the American Institute of Certified Public Accountants and Financial Executives International.
Albert B. Glasgow
Albert B. Glasgow was appointed a Senior Vice President of our General Partner in August 2011, and served as Senior Vice President, Operations of our General Partner from August 2011 to March 2014. Since 2009, Mr. Glasgow served as Senior Vice President, Operations of Southcross Energy LLC, our predecessor. Mr. Glasgow has 40 years of experience in the energy industry. Prior to joining Southcross Energy LLC, he served as vice president of operations for the western division of Duke Energy Field Services, LLC, a joint venture between Phillips Petroleum (now ConocoPhillips Company) and Duke Energy Corporation from April 2000 to March 2005.
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

Ronald J. Barcroft
Ronald J. Barcroft was appointed Senior Vice President, Natural Gas Liquids of our General Partner in October 2012. From August 2011 to October 2012, Mr. Barcroft served as Senior Vice President, Business Development of our General Partner. From July 2009 to August 2011, Mr. Barcroft served as Senior Vice President, Commercial of Southcross Energy LLC, our predecessor. Mr. Barcroft has 44 years of experience in the energy industry in the U.S. and Canada. From 2005 until 2012, Mr. Barcroft served as Senior Vice President of Estrella Energy LP, an entity formed for the purpose of acquiring midstream companies, which was a founding investor in our predecessor. In 2005, he retired as vice president of Duke Energy Field Services, LLC, where he was responsible for the Western Division's commercial and business development activities.
Mr. Barcroft received a Bachelor's of Applied Science in chemical engineering in 1969 from the University of Waterloo, Ontario. Prior to leaving Canada, Mr. Barcroft was a registered engineer in Quebec and Alberta. He has served on the board of the Gas Processors Association, Oklahoma region, and on various Gas Processors Association regional committees.
Donna A. Henderson

Donna A. Henderson was appointed Vice President and Chief Accounting Officer of our General Partner in April 2013. From September 2011 to December 2012, Ms. Henderson, 46, was the Vice President and Chief Audit Executive of GenOn Energy, Inc., which merged into NRG Energy. Prior to that position, Ms. Henderson served as Assistant Controller of GenOn Energy, Inc. and its predecessor companies, RRI Energy, Inc. and Reliant Energy Inc., from July 2005 to September 2011, and held various other leadership roles within the accounting department of that organization since September 2000. From 1996 to 2000, Ms. Henderson held various accounting positions with Lyondell Chemical.

Ms. Henderson began her career in Houston, Texas in 1989 with Deloitte & Touché LLP, where she worked until November 1993 when she joined KPMG LLP in Albuquerque, New Mexico, where she worked until 1995. Ms. Henderson holds a Bachelor of Business Administration degree in accounting from Eastern New Mexico University and is a member of the American Institute of Certified Accountants.
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
Jerry W. Pinkerton
Jerry W. Pinkerton was appointed as an independent member of the board of directors of our General Partner in April 2012. In addition, Mr. Pinkerton serves as Chairman of the Audit Committee and Chairman of the Conflicts Committee of the board of directors of our General Partner. With respect to the Audit Committee, Mr. Pinkerton qualifies as an "audit committee financial expert." Mr. Pinkerton has over 51 years of management, finance and accounting experience and has held various positions in several publicly traded companies. Mr. Pinkerton has served on the board of directors and as chairman of the audit committee of Holly Energy Partners, L.P. since July 2004. From December 2000 to December 2003, Mr. Pinkerton served as a consultant to TXU Corp. (now Energy Future Holdings Corp.), and, from August 1997 to December 2000, he served as Controller of TXU Corp. and its U.S. subsidiaries. From August 1988 until its merger with TXU Corp. in August 1997, Mr. Pinkerton served as the Vice President and Chief Accounting Officer of ENSERCH Corporation. Prior to joining ENSERCH in August 1988, Mr. Pinkerton was employed for 26 years as an auditor by Deloitte Haskins & Sells, a predecessor firm of Deloitte & Touche, LLP, including 15 years as an audit partner. From May 2008 to June 2011, Mr. Pinkerton also served on the board of directors of Animal Health International, Inc., where he also served as chairman of its audit committee.
The members of our General Partner appointed Mr. Pinkerton to serve as a director due to his audit, accounting and financial reporting expertise and knowledge that qualifies him as a financial expert for his role as the chairman of the audit committee. Due to his executive managerial experience with public companies and public accounting firms and his prior board service, including audit committee experience, Mr. Pinkerton possesses business and management expertise and a broad range of expertise and knowledge of board committee functions. Mr. Pinkerton received his BBA degree in Accounting from The University of North Texas.
Ronald G. Steinhart
Ronald G. Steinhart was elected as an independent member of the board of directors of our General Partner in January 2013. In addition, Mr. Steinhart serves as a member of the Audit Committee and the Compensation Committee of the board of directors of our General Partner. With respect to the Audit Committee, Mr. Steinhart qualifies as an "audit committee financial expert." Mr. Steinhart retired in 2000 as Chairman and Chief Executive Officer of the Commercial Banking Group of Bank One Corporation (commercial banking), a position he had held since 1996. He has over 36 years of experience in the financial services industry. He led a group of investors that established Team Bank (commercial banking) in 1988 and served as its Chairman and Chief Executive Officer until it merged with Bank One Texas in 1992. He was President and Chief Operating Officer of Bank One Texas through 1996. He is also a former President and Chief Operating Officer of InterFirst Corporation (commercial bank holding company), prior to which he teamed with investors to charter or purchase six other banks. He is a current director of Texas Industries, Inc., Penske Automotive Group, Inc. and Susser Holdings Corporation. During the last five years, Mr. Steinhart has been a director of Animal Health International, Inc. and has been a trustee of the MFS/Compass Group of mutual funds. Mr. Steinhart is an Advisory Board Member of the McCombs School of Business at the University of Texas at Austin. Among the civic positions in which he has served are Chairman of the Board of Trustees of the Teacher Retirement System of Texas, Chairman of the Housing Authority of the City of Dallas, Chairman of the United Way of Metropolitan Dallas, President of the Federal Advisory Council of the Federal Reserve System, Chairman of the Dallas Citizens Council and Regent of the Lamar University System.
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
Bruce A. Williamson
Bruce A. Williamson was elected as an independent member of the board of directors of our General Partner in April 2013. In addition, Mr. Williamson serves as a member of the audit, compensation and conflicts committee of the board of directors of our General Partner. Mr. Williamson is currently the President and Chief Executive Officer and director of Cleco Corporation, an energy services company, and was the Chairman, President and Chief Executive Officer at Dynegy, Inc., from 2002 through 2011. Prior to his role at Dynegy, Inc., Mr. Williamson was the President and Chief Executive Officer at Duke Energy Global Markets. Prior to Duke, Mr Williamson was Senior Vice President Finance at PanEnergy and also worked for Shell Oil Company for 14 years in exploration and production in the United States and internationally. Mr. Williamson currently serves on the Board of Questar Corporation, an integrated natural gas company.

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
We make available free of charge, within the "Investors" section of our website at www.southcrossenergy.com, and in print to any unitholder who so requests, the Code of Business Conduct and Ethics, the Corporate Governance Guidelines, the Audit Committee Charter and the Compensation Committee Charter. Requests for print copies may be directed to investorrelations@southcrossenergy.com or to: Investor Relations, Southcross Energy Partners, L.P., 1700 Pacific Avenue, Suite 2900, Dallas, Texas 75201, or telephone (214) 979-3720. We will post on our website all waivers to or amendments of the Code of Business Conduct and Ethics, which are required to be disclosed by applicable law and the NYSE's Corporate Governance Listing Standards. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our General Partner's board of directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC, and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Officers, directors and greater than 10% unitholders are required by the SEC's regulations to furnish to us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they file with the SEC.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our General Partner's officers, directors and greater than 10% unitholders under Section 16(a) were satisfied during the year ended December 31, 2013.

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

•	David W. Biegler, Chairman and Chief Executive Officer;

•	Michael T. Hunter, Vice Chairman; and

•	J. Michael Anderson, Senior Vice President and Chief Financial Officer.
Our compensation practices and programs generally are designed to attract, retain and motivate exceptional leaders and structured to align compensation with our overall performance, including growth in distributions to unitholders. The compensation practices and programs have been implemented to promote achievement of short-term and long-term business objectives consistent with our strategic plans and are applied to reward performance. To accomplish these objectives, our compensation program consists of the following components: (i) base salary, designed to compensate executive officers for work performed during the fiscal year; (ii) short-term incentive compensation, designed to reward executive officers for our yearly performance and for performance specific to executive officers area of responsibility; (iii) long-term incentive compensation in the form of equity awards, meant to align the interests of our executive officers, including our Named

Executive Officers, with our long-term performance; and (iv) certain benefits, perquisites, retirement, severance and change in control arrangements.
Our General Partner, under the direction of its board of directors, is responsible for managing our operations and employs all of the employees that operate our business. For 2013, the compensation payable to the officers of our General Partner was paid by our General Partner and such payments were reimbursed by us on a dollar-for-dollar basis. On December 31, 2013, our General Partner had 174 employees who provided direct, full-time support to our operations.
References in this report to Named Executive Officers, executive officers, other officers, directors, and employees refer to the Named Executive Officers, executive officers, other officers, directors and employees of our General Partner.
Role of the Compensation Committee and Management
Our General Partner is responsible for the management of us. The Compensation Committee is appointed by the board of directors of our General Partner to assist the board of directors in discharging its responsibilities relating to overall compensation matters, including, without limitation, matters relating to compensation programs for our directors and executive officers. The Compensation Committee is directly responsible for our General Partner's compensation programs, which include programs that are designed specifically for our executive officers, including our Named Executive Officers.
The Compensation Committee has overall responsibility for evaluating and approving the compensation plans, policies and programs of our General Partner. To that end, the Compensation Committee has the responsibility, power and authority to set the compensation of executive officers, determine grant awards under and administer our General Partner's equity compensation plans, and assume responsibility for all matters related to the foregoing. The Compensation Committee is charged, among other things, with the responsibility of reviewing the executive officer compensation policies and practices for (i) adherence to our compensation philosophy and (ii) ensuring that the total compensation paid to our executive officers is fair, reasonable and competitive. These compensation programs for executive officers consist of base salary, annual incentive bonus and Long-Term Incentive Plan ("LTIP") awards typically in the form of equity-based restricted units and phantom units, as well as other customary employment benefits. Total compensation of executive officers and the relative emphasis of our main components of compensation are reviewed at least on an annual basis by the Compensation Committee, which then makes recommendations to the board of directors of our General Partner for its approval.
It is the practice of the Compensation Committee to meet in person or by conference call at least once a year for a number of purposes. These include (i) assessing the performance of the Chief Executive Officer and other executive officers with respect to our results for the preceding year, (ii) establishing compensation levels for each executive officer for the ensuing year, (iii) determining the amount of the annual bonus pool approved by the board of directors of our General Partner to be paid to the executive officers, after taking into account both the target bonus levels established for those executive officers at the outset of the preceding year and the foregoing performance factors, and (iv) determining equity awards under the LTIP for executive officers and other key employees. Our Chief Executive Officer participates in the process of allocating our bonus pool and makes recommendations to the Compensation Committee regarding the amount of bonuses and other compensation paid to executive officers, other than to the Chief Executive Officer.
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
In measuring the contributions of our executive officers to the performance of us for 2013, the Compensation Committee considered and utilized the following financial and operating performance factors:

•	Adjusted EBITDA reported by the us, which we define as net income (loss) plus interest expense, provision for income taxes, depreciation and amortization expense;

•	costs, completion dates and operational milestones associated with the execution of our organic growth plans;

•	our capital expenditures and operating expenses; and

•	success in executing contracts that we anticipate will result in increased earnings and distributable cash for us.
Compensation Methodology
The Compensation Committee intends to review annually our executive compensation program in total and each element of compensation specifically. The Compensation Committee intends to include the following in its periodic review of our executive compensation program: (i) an analysis of the compensation practices of other companies in our industry; (ii) the competitive market for executive talent; (iii) the evolving demands of our business; (iv) specific challenges that we may face; and (v) individual contributions to us. The Compensation Committee will recommend to the board of directors of our General Partner adjustments to the overall executive compensation program, and to its individual components, as the Compensation Committee determines necessary to achieve our goals and comply with the Compensation Committee's compensation philosophy. The Compensation Committee intends to utilize compensation consultants periodically to assist in its review and to provide input regarding our compensation program and its elements.
In addition, the Compensation Committee intends to review various relevant compensation surveys with respect to determining compensation for our Named Executive Officers. In determining the long-term incentive compensation of executive officers (including our Named Executive Officers), the Compensation Committee will consider individual performance, the relative value of the equity holder's beneficial ownership, the value of similar incentive awards to executive officers at comparable companies, prior equity awards made to our executive officers in past years, the value of all unvested awards held by the executive and such other factors as the Compensation Committee deems relevant.
To ensure that our executive compensation practices remain competitive, we intend to conduct a comparative compensation analysis for our executive officers and certain key employees in 2014. In connection with that analysis, we anticipate relying on the expertise of BDO Seidman, LLP, a compensation consultant retained by us, to obtain a more complete picture of the overall compensation environment. The Compensation Committee has determined that no conflicts of interest exist with respect to any work performed for us by BDO Seidman, LLP.
Actual compensation decisions for individual officers are the result of the Compensation Committee's subjective analysis of a number of factors, including the individual officer's experience, skills or tenure with us and changes to the individual's position. Each executive's current and prior compensation is considered in setting future compensation. The amount of each executive's current compensation is considered as a base-line against which the Compensation Committee makes determinations as to whether adjustments are necessary to retain the executive in light of competition or in order to provide continuing performance incentives. Thus, the Compensation Committee's determinations regarding compensation are the result of the exercise of judgment based on all reasonably available information and, to that extent, are discretionary. The Compensation Committee may use its discretion to adjust any of the components of compensation to achieve our goal of attracting and retaining individuals with the skills necessary to execute our business strategy and to develop and grow our business.
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
Emphasize long-term performance objectives, encourage the maximization of unitholder value and retain key executives by providing an opportunity to participate in the ownership of Southcross Energy LLC and the Partnership. Vesting restrictions are designed to facilitate Named Executive Officer retention and to provide continuing performance incentives.

Health and welfare benefits
Health and welfare benefits (medical, dental, vision, disability insurance and life insurance) are available for Named Executive Officers, our executive officers and all other regular full-time employees.

Provide benefits to meet the health and wellness needs of our Named Executive Officer, executive officers and other employees, and their families.
Retirement savings 401(k) plan
Qualified 401(k) retirement plan benefits are available for our Named Executive Officers, other executive officers, and all other regular full-time employees. For 2013, we matched employee contributions to 401(k) plan accounts up to a maximum employer contribution of 6% of the employee's eligible compensation.
Provide an opportunity for tax-efficient savings.
Severance and change in control benefits
Severance agreements provide for base salary and benefit continuation in the event of certain involuntary terminations of employment. A portion of our Named Executive Officers’ equity incentives are subject to accelerated change in control vesting.
Encourage the continued attention and dedication of our Named Executive Officers and focus their attention when considering strategic alternatives.
Compensation Components and Analysis
Base Salary. We believe that executive officer base salaries should be competitive with salaries for executive officers in similar positions with similar responsibilities in our marketplace. Base salaries for our Named Executive Officers were set at initially modest levels, due primarily to our limited operating history at the time such salaries were determined and in order to limit fixed administrative costs during our initial period of operations. We set those base salaries with the expectation that the base salaries would be increased over time to bring them closer to competitive levels of base salaries in our industry, as the complexity and scope of our business increased. Messrs. Biegler and Hunter did not receive base salary increases in 2013. On March 18, 2013, Mr. Anderson received a base salary increase of 9.1% to reflect the increased scope of his role and to bring his base salary closer to competitive levels in our industry. The annualized base salaries as of December 31, 2013 for our Named Executive Officers are set forth in the following table:

Name and Principal Position	Base Salary
David W. Biegler	$400,000
Chairman and Chief Executive Officer
Michael T. Hunter	$300,000
Vice Chairman
J. Michael Anderson	$300,000
Senior Vice President and Chief Financial Officer
Going forward, base salaries for our Named Executive Officers will continue to be reviewed periodically by the Compensation Committee, with adjustments expected to be made generally in accordance with the considerations described above and to maintain base salaries at competitive levels.
Annual Performance-Based Compensation    Each of our Named Executive Officers participates in an incentive bonus compensation program under which incentive awards are determined annually.
Historically, annual incentive bonuses for our executive officers were determined based on the achievement of pre-established financial and operational performance criteria, including our level of achievement against a range of total EBITDA targets. In 2013, due to the expected variability of income associated with our large expansion projects, we determined not to establish formal EBITDA targets or other financial and operational performance measures with respect to our 2013 annual incentive compensation program. Instead, we determined that 2013 annual incentive bonus awards for our Named Executive Officers would be determined by the board of directors of our General Partner in its discretion following the completion of the 2013 fiscal year, based upon factors such as the operational performance of our new assets, capital expenditure and operating expense performance, development of growth projects, increase in new gas supply contracts and each individual’s contributions to our overall success during the year.
The target bonus level for Mr. Biegler in 2013 equaled 100% of his annualized based salary, and the target bonus level for Messrs. Hunter and Anderson equaled 60% of their respective annualized base salaries. In 2012, Messrs. Biegler and Hunter did not receive an annual incentive bonus. For 2013, the board of directors of our General Partner did not award Mr. Biegler an annual incentive bonus for performance in 2013. In addition, Mr. Hunter was awarded a cash bonus equal to $72,000, or 24% of his annualized base salary, in recognition of his contributions to us in 2013, including, among other things, his role in securing additional gas supply sources and increasing NGL sales contracts.
For Mr. Anderson’s service in 2012, the board of directors of our General Partner awarded him a bonus equal to 100% of his target bonus amount (which is 60% of his 2012 pro-rated annualized base salary) per the terms of Mr. Anderson’s employment offer. For 2013, the board of directors of our General Partner awarded Mr. Anderson a bonus equal to $72,000, or 24% his annualized base salary, reflecting, among other things, progress made in the financial restructuring of our renegotiated Credit Facility and subsequent equity offering which we believe improved our financial position.
The cash bonus awards described above for 2013 performance are not necessarily reflective of the performance of our Named Executive Officers in 2013. The current view of the Compensation Committee is that, given the current stage of the Partnership’s growth, it may better align the incentives of our Named Executive Officers with our unitholders to make increased equity awards in lieu of higher annual cash bonus awards when determining total compensation.

Long-Term Equity Participation. Please see the sections following our Summary Compensation Table (as defined below) for discussion regarding the long-term equity compensation granted to our Named Executive Officers.
Benefit Plans, Perquisites and Retirement.  We provide our executive officers, including our Named Executive Officers, with a standard complement of health and retirement benefits under the same plans as all other employees, including medical, dental and vision benefits, disability and life insurance coverage, and a defined contribution plan that is tax-qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). We believe that our health benefits provide stability to our Named Executive Officers, thus enabling them to better focus on their work responsibilities, while our 401(k) Plan provides a vehicle for tax-preferred retirement savings with additional compensation in the form of an employer match that adds to the overall desirability of our executive compensation package. For 2012 and 2013, we provided an employer match under our 401(k) plan equal to 100% of employee contributions up to 6% of base salary, subject to the annual maximum contribution limit imposed by the Internal Revenue Service. In 2012 and 2013, none of our executive officers, including our Named Executive Officers, received any personal benefits or perquisites that were not made generally available to all of our salaried employees on a non-discriminatory basis. In addition, none of our Named Executive Officers participated in any defined benefit pension plans or non-qualified deferred compensation plans.

Severance Agreements and Change in Control Provisions.    We maintain severance and other compensatory agreements with some of our executive officers for a variety of reasons, including the fact that severance agreements can be an important recruiting tool in the market in which we compete for talent. Certain provisions in these agreements, such as confidentiality, non-solicitation, and non-compete clauses, protect us and its unitholders after the termination of the employment relationship. We believe that it is appropriate to compensate former executives for these post-termination agreements, and that compensation helps to enhance the enforceability of these arrangements. These agreements are described in more detail below.
Recoupment Policy.    Equity awards granted under the LTIP are subject to recovery, including modification and forfeiture, for certain "Acts of Misconduct" defined in the LTIP. We currently do not have a recovery policy applicable to annual cash incentive bonuses. The Compensation Committee will continue to evaluate the need to amend such a policy, in light of current legislative policies, and economic and market conditions.
Compensation Committee Report
The Compensation Committee issued the following report:
We have reviewed and discussed with management certain compensation discussion provisions to be included in our Annual Report on Form 10-K for the year ended December 31, 2013 to be filed pursuant to Section 13(a) of the Securities and Exchange Act of 1934 (the "Annual Report"). Based on those reviews and discussions, we recommend to the Board of Directors of the General Partner that the Executive Compensation Discussion be included in the Annual Report.
Compensation Committee
Jon M. Biotti, Chairman
Bruce A. Williamson
Ronald G. Steinhart
Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2013, the Compensation Committee was comprised of Messrs. Biotti (Chairman), Williamson and Steinhart. No member of the Compensation Committee was an officer or employee of our General Partner.
Summary Compensation Table
The following table (the "Summary Compensation Table") sets forth certain information with respect to the compensation paid to our Named Executive Officers for the years ended December 31, 2012 and 2013:

Name and Principal Position	Year	Salary ($)	Stock awards ($)(1)	Non equity incentive plan compensation ($)(2)	Bonus ($)	All other compensation ($)(3)	Total ($)
David W. Biegler	2013	400,000	—	—	—	17,500	417,500
Chairman, President and Chief	2012	360,577	—	—	—	16,615	377,192
Executive Officer
Michael T. Hunter	2013	300,000	—	72,000	—	17,500	389,500
Vice Chairman and Chief	2012	290,000	—	—	—	17,000	307,000
Commercial Officer
J. Michael Anderson	2013	294,231	460,000	72,000	—	17,500	843,731
Senior Vice President and Chief	2012	200,962	1,755,000	—	120,577	35,164	2,111,703
Financial Officer
_______________________________________________________________________________

(1)
For 2013, represents the grant date fair value of Mr. Anderson’s LTIP award. For 2012, represents the grant date fair value of Mr. Anderson’s equity equivalent units of Southcross Energy LLC, as determined in accordance with FASB ASC Topic 718, and is based on an estimate of the value of one common unit holdings of $117.00 as of such date.

(2)
Represents awards earned under our annual incentive bonus program. For a discussion of the determination of these amounts see the “Compensation Components and Analysis - Annual Performance Based Compensation” section.

(3)	Represents employer contributions under the 401(k) Plan for Messrs. Biegler, Hunter and Anderson. Mr. Anderson's 2012 amount also includes $31,356 of reimbursement for interim living expenses.
A discussion of the material compensation information disclosed in the Summary Compensation Table is set forth in the "Compensation Components and Analysis" section above and following is a discussion of other material factors necessary to understanding the total compensation afforded to our Named Executive Officers:
Southcross Energy LLC Long-Term Equity Incentive Units.    In August 2009, in connection with the formation of Southcross Energy LLC, Messrs. Biegler and Hunter were allowed to purchase equity interests in Southcross Energy LLC, pursuant to subscription agreements entered into by such persons with Southcross Energy LLC. The purchase price paid for the units was the same price paid per unit by Charlesbank. A portion of the units purchased by Messrs. Biegler and Hunter, which portion we refer to as the incentive units, are subject to vesting restrictions and were intended as equity incentives to promote long-term compensation objectives and provide them with meaningful incentives to increase unitholder value over time. 22% of these incentive units are tied to time-based vesting requirements and 78% are tied to performance-based vesting conditions. The units subject to time-based vesting requirements vest in five cumulative annual installments, 20% of the relevant units on each anniversary of the grant date, and are subject to the requirement of continued employment through the applicable vesting date. Generally, the time vesting incentive units are designed to compensate, motivate and retain the recipients by subjecting such equity ownership to continued service requirements.
The performance-based vesting incentive units are intended to motivate Messrs. Biegler and Hunter and to reward the financial success of Southcross Energy LLC, which are tied directly to our financial success. The units held by them will vest, if at all, upon the occurrence of a transaction that results in Charlesbank receiving cash or liquid securities in an amount that results in Charlesbank achieving certain investment multiples and internal rates of return with respect to its investment in Southcross Energy LLC. A portion of the performance-based vesting units vest upon the occurrence of such a transaction that results in Charlesbank achieving an investment multiple reflecting a return of 2.0 times invested capital and an internal rate of return of 20%, and the remainder of such units vest cumulatively based on the occurrence of a transaction that results in Charlesbank achieving investment multiples and internal rates of return over and above these threshold amounts. The units will be fully vested upon the occurrence of a transaction that results in Charlesbank achieving an investment multiple reflecting a return of 3.5 times invested capital and an internal rate of return of 35%. The performance-based vesting units are also subject to the requirement of continued employment through the applicable vesting date. The consummation of our IPO did not constitute a liquidity event for purposes of the performance-based incentive units. Upon a Named Executive Officer's termination of employment, any unvested incentive units are subject to repurchase rights by Southcross Energy LLC at the Named Executive Officer's initial acquisition cost of the units (or less in certain circumstances). See “Potential Payments Upon a Termination or Change in Control” below for a description of the circumstances under which vesting of the incentive units may be accelerated.
Messrs. Biegler and Hunter did not receive any equity incentive units in 2013. In connection with his commencement of employment on April 2, 2012, Mr. Anderson, our Chief Financial Officer, received 15,000 equity equivalent units of Southcross Energy LLC, as described in more detail below. On July 1, 2013, Mr. Anderson received 20,000 phantom units under the LTIP, also described in more detail below. Going forward, we expect to use equity-based incentives more regularly and equity‑based awards will become more prominent in our annual compensation decision‑making process for executive officers.
Mr. Anderson’s Equity Equivalent Units. In connection with Mr. Anderson’s commencement of employment in April 2012, and to provide him with meaningful incentives to increase unitholder value over time, Mr. Anderson was granted 15,000 equity equivalent units of Southcross Energy LLC. Each of these equity equivalent units is intended to be equivalent in value to one incentive unit of the type previously purchased from Southcross Energy LLC by our other Named Executive Officers. Mr. Anderson’s units vest in three cumulative annual installments, one-third of the units on each anniversary of the grant date, subject to continued employment through the applicable vesting date. Upon Mr. Anderson’s termination of employment without cause or for good reason or generally upon a change in control, any unvested units will vest in full. Generally, if Mr. Anderson’s employment is terminated without cause or Mr. Anderson resigns for good reason or Southcross Energy LLC incurs a change in control, Mr. Anderson will be entitled to receive for each vested equity equivalent unit a cash payment equal to the value of one incentive unit in Southcross Energy LLC.
Mr. Anderson's LTIP Units. The board of directors of our General Partner determined to grant an equity incentive award to Mr. Anderson to provide meaningful incentives in the Partnership to increase unitholder value over time. On July 1, 2013, Mr. Anderson was granted 20,000 phantom units under the LTIP. Each phantom unit award vests in three cumulative annual installments, one-third of the units on each anniversary of the grant date, subject to continued employment through the applicable vesting date. Each phantom unit granted to Mr. Anderson was granted in tandem with corresponding distribution equivalent rights (which are discussed below). Generally, upon Mr. Anderson’s cessation of employment, all phantom units that have not vested will be forfeited. Phantom units will vest in full upon a cessation of service due to death or disability or upon a change in control. For further information regarding phantom units, see "Summary Compensation Table - Restricted Units and Phantom Units" below.
Long-Term Incentive Plan.    Under our LTIP, certain officers, employees and directors are eligible to receive awards with respect to our equity interests, thereby linking the recipients' compensation directly to our performance. The description of the LTIP set forth below is a summary of the material features of the LTIP. This summary does not purport to be a complete description of all of the provisions of the LTIP.
The LTIP provides for the grant, from time to time at the discretion of the board of directors of our General Partner or the Compensation Committee, of restricted units, phantom units, unit options, distribution equivalent rights and other unit-based awards. Subject to adjustment in the event of certain transactions or changes in capitalization, an aggregate of 1,750,000 common units may be delivered pursuant to awards under the LTIP. Units that are cancelled or forfeited will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of our General Partner, although such administration function may be delegated to a committee (including the Compensation Committee) that may be appointed by the board of directors of our General Partner to administer the LTIP. The LTIP is designed to promote our interests, as well as the interests of our unitholders, by rewarding our directors, officers and employees for delivering desired performance results, as well as by strengthening our ability to attract, retain and motivate qualified individuals to serve as our directors, officers and employees.
Restricted Units and Phantom Units.    A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the forfeiture restrictions lapse and the recipient holds a common unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or on a deferred basis upon specified future dates or events or, in the discretion of the administrator, cash equal to the fair market value of a common unit. The administrator of the LTIP may make grants of restricted and phantom units under the LTIP that contain such terms, consistent with the LTIP, as the administrator may determine are appropriate, including the period over which restricted or phantom units will vest. The administrator of the LTIP may, in its discretion, base vesting on the grantee's completion of a period of service or upon the achievement of specified financial objectives or other criteria or upon a change in control (as defined in the LTIP) or as otherwise described in an award agreement.
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
The vesting of an "other unit-based award" may be based on a participant's continued service, the achievement of performance criteria or other measures. On vesting or on a deferred basis upon specified future dates or events, an "other unit-based award" may be paid in cash and/or in units (including restricted units), as the administrator of the LTIP may determine.
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
All Other Compensation.    Please see the discussions above for a discussion of the base salaries, bonuses, short- and long-term incentive compensation, benefits, perquisites and retirement arrangements paid or made available to our Named Executive Officers. Please also see the section below entitled "Outstanding Equity Awards at December 31, 2013" for a discussion of outstanding equity awards and the section below entitled "Potential Payments Upon a Termination or Change in Control" for a discussion of payments made upon termination of employment and certain change in control events.
Outstanding Equity Awards at December 31, 2013
Southcross Energy LLC Equity Awards. The following table provides information regarding incentive units of Southcross Energy LLC held by our Named Executive Officers as of December 31, 2013 (in thousands).

	Southcross Energy LLC Incentive Units
Name	Number of time-vesting units that have not vested(1)	Market value of time-vesting units that have not vested(3)	Number of performance- vesting units that have not vested(2)	Market value of performance vesting units that have not vested(3)
David W. Biegler	2,434	$—	43,470	$5,509.8
Michael T. Hunter	2,434	$—	43,470	$5,509.8
J. Michael Anderson	10,000	$1,267.5	—	$—
_______________________________________________________________________________

(1)
Represents the number of unvested time vesting incentive units purchased on August 6, 2009 by Messrs. Biegler and Hunter. The remaining unvested units held by them vest on August 6, 2014, subject to the recipient’s continued employment through the applicable vesting date. With regard to Mr. Anderson, represents the number of unvested time vesting incentive units awarded on April 2, 2012. The remaining units vest in two equal annual installments on each of April 2, 2014 and 2015, subject to the recipient’s continued employment through the applicable vesting date.

(2)
Represents the number of unvested performance vesting incentive units purchased on August 6, 2009. The units will vest, if at all, upon Charlesbank attaining certain investment multiples and internal rates of return in connection with a liquidity event with respect to its investment in Southcross Energy LLC, subject to the recipient’s continued employment through the applicable vesting date. For additional information relating to the performance vesting incentive units, see the discussion above under “Summary Compensation Table - Southcross Energy LLC Long-Term Equity Incentive Units.”

(3)	Amounts shown were calculated based on an estimate of the fair market value of units in Southcross Energy LLC on December 31, 2013.

Southcross Energy Partners, L.P. Equity Awards. The following table provides information regarding LTIP units held by our Named Executive Officers as of December 31, 2013 (in thousands):

Southcross Energy Partners, L.P. - LTIP Units
Name	Number of time-vesting units that have not vested(1)	Fair value of time-vesting units that have not vested(2)	Number of performance‑ vesting units that have not vested	Fair value of performance vesting units that have not vested
David W. Biegler	—	$—	—	$—
Michael T. Hunter	—	$—	—	$—
J. Michael Anderson	20,000	$360.1	—	$—

__________________________________________________________________________________________

(1)
Represents the number of unvested time vesting LTIP units held by our Named Executive Officers, subject to the recipient’s continued employment through the applicable vesting date. With regard to Mr. Anderson, represents the number of unvested time vesting LTIP units awarded on July 1, 2013. The remaining units vest in three equal annual installments on July 1, 2014, 2015 and 2016. The remaining units vest in two equal annual installments on November 8, 2014 and 2015.

(2)	Amounts were calculated based on the closing price per common unit on December 31, 2013.
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
Each of our Named Executive Officers has entered into a severance agreement with our General Partner that provides for severance benefits upon certain terminations of employment. As described below, these agreements are substantially similar for each of our Named Executive Officers. In addition, pursuant to the severance agreements for Messrs. Biegler and Hunter, described in more detail below, upon termination of employment due to death or disability, Messrs. Biegler and Hunter are entitled to accelerated vesting of any unvested time vesting incentive units that would have become vested within one year following the date of the Named Executive Officer's death or disability, as applicable. Mr. Anderson's severance agreement provides for severance payments and benefits upon certain qualifying terminations of employment, as described below.
Severance Benefits for Messrs. Biegler and Hunter.    Under the severance agreement for Messrs. Biegler and Hunter, upon termination of such executives' employment by us without "cause" or by executive for "good reason" (provided that termination for "good reason" occurs no more than 45 days following the last event constituting "good reason"), the executive is entitled to receive (i) twelve months of base salary continuation and (ii) company-subsidized group health plan benefits for up to twelve months. Additionally, severance payments are conditioned upon the execution of a general release of claims and continued compliance with certain confidentiality, non-competition and non-solicitation restrictions for six months following termination.
"Cause" is defined in the severance agreements for Messrs. Biegler and Hunter to mean (i) the executive's indictment for or conviction of, or entering a plea of nolo contendere, to any crime (whether or not a felony) involving dishonesty, fraud, embezzlement, breach of trust or other crime of moral turpitude, (ii) the executive's conviction of, entering a plea of nolo contendere to, a felony (other than a traffic violation), (iii) acts by the executive constituting fraud or willful misconduct in connection with the executive's employment or service relationship, including misappropriation or embezzlement in the performance of the executive's duties, (iv) the executive's failure or willful refusal to perform any of the executive's duties (other than a failure resulting from incapacity due to physical or mental illness) which is reasonably likely to result in material harm to Southcross Energy LLC or its subsidiaries, provided that such failure or refusal is not cured within 30 days of receiving written notice from Southcross Energy LLC, (v) the executive's violation or breach of the ethics provisions of the employee handbook applicable to all employees generally, or the executive's duty of loyalty to Southcross Energy LLC or its affiliates, (vi) the executive willfully or grossly negligently engaging in conduct materially injurious to Southcross Energy LLC or any of its subsidiaries, or (vii) the executive's failure or refusal to devote all of the executive's "business time" to the business and affairs of Southcross Energy LLC and its subsidiaries, provided that such failure or refusal is not cured within 30 days of receiving written notice from Southcross Energy LLC. Generally, "business time" excludes time spent serving on certain corporate, charitable or civic boards or committees, or delivering lectures, fulfilling speaking engagements or teaching at educational institutions.
"Good reason" is defined in the executives' severance agreements to mean (i) an involuntary reduction in the annual base salary, other than a reduction to which the executive consents or that similarly affects all or substantially all management employees, (ii) a relocation, without the executive's prior written consent, of the geographic location of the executive's principal place of employment by more than twenty-five miles from the executive's principal place of employment as of August 6, 2009, or (iii) the failure of Southcross Energy LLC to pay any cash compensation (such as base salary or bonuses) to the executive when due under the terms of any employment agreement or bonus plan in which the executive is entitled to participate, provided that Southcross Energy LLC has not cured such failure within 30 days of receiving written notice from the executive.
Change in Control Benefits for Messrs. Biegler and Hunter.    Messrs. Biegler and Hunter are not entitled to any cash payments upon a change in control of us or Southcross Energy LLC. However, pursuant to the subscription agreements relating to their incentive units, Messrs. Biegler's and Hunter's time vesting incentive in Southcross Energy LLC units will vest in full upon a change in control of Southcross Energy LLC. In addition, upon the occurrence of a liquidity event with respect to Charlesbank's investment in Southcross Energy LLC, which event may also constitute a change in control, Messrs. Biegler's and Hunter's performance vesting incentive units may vest, depending upon the financial outcome of such transaction. For additional information regarding the vesting of the incentive units, see the discussion under "Summary Compensation Table - Southcross Energy LLC Long-Term Equity Incentive Units" above. The consummation of our IPO did not constitute a change in control or liquidity event for purposes of Messrs. Biegler's or Hunter’s incentive units.
Mr. Anderson's Severance and Change in Control Benefits.    Under Mr. Anderson's severance agreement, upon a termination of his employment by us without "cause" or by him for "good reason," in either case, within one year following certain transactions generally resulting in a change in control of Southcross Energy LLC, subject to his execution of a general release of claims, Mr. Anderson will also be entitled to receive (i) an amount equal to two times his annual base salary, (ii) an amount equal to two times his target annual bonus, which is 60% of his base salary, and (iii) reimbursement for the cost of group health plan benefits for eighteen months. In addition, pursuant to Mr. Anderson's offer of employment letter and the award agreement relating to his equity equivalent units of Southcross Energy LLC, upon a termination of Mr. Anderson's employment without "cause" or for "good reason" or certain transactions generally resulting in a change in control of Southcross Energy LLC or us, any unvested equity equivalent units will vest in full. With regard to Mr. Anderson’s award agreement pertaining to his LTIP units, upon certain transactions generally resulting in a change in control of our General Partner, any unvested LTIP units will vest in full. For additional information regarding the vesting of the equity equivalent units and LTIP units, see the discussion under "Summary Compensation Table - Southcross Energy LLC Long-Term Equity Incentive Units" and "Summary Compensation Table - Mr. Anderson's Equity Equivalent Units and Mr. Anderson's LTIP Units" above. The consummation of our IPO did not constitute a change in control for purposes of Mr. Anderson’s equity equivalent units or severance benefits.
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
Potential Payments Upon a Termination or Change in Control Table
The following table summarizes the change in control and/or severance payments and benefits that each of our Named Executive Officers would have received upon a termination of employment effective as of December 31, 2013 (i) without cause, (ii) due to the executive's resignation for good reason or (iii) due to the executive's death or disability. The table also summarizes the value of the vesting acceleration of time vesting incentive units in Southcross Energy LLC assuming a change in control or liquidity event occurring as of December 31, 2013 and the value of the vesting of performance vesting incentive units assuming a liquidity event occurring with respect to the units effective as of December 31, 2013 (based on the maximum potential amount of performance unit vesting), in each case, assuming a unit value as of such date of $126.75 and each Named Executive Officer's base salary in effect as of such date.

Name	Payment type	Termination without cause or due to resignation for good reason ($)		Termination due to death or disability ($)	Change in control/liquidity event (no termination) ($)
David W. Biegler	Salary(1)	400,000		—	—
	Benefit continuation	—	(3)	—	—
	Value of time vesting
	unit acceleration	—		308,510	308,510
	Value of performance
	unit vesting	—		—	5,509,823
	Total	400,000		308,510	5,818,333
Michael T. Hunter	Salary(1)	300,000		—	—
	Benefit continuation(2)	17,982		—	—
	Value of time vesting
	unit acceleration	—		308,510	308,510
	Value of performance
	unit vesting	—		—	5,509,823
	Total	317,982		308,510	5,818,333
J. Michael Anderson	Salary(1)	960,000		—	—
	Benefit continuation(2)	34,088		—	—
	Value of time vesting
	unit acceleration	1,267,500		—	1,267,500
	Value of performance
	unit vesting	—		—	—
	Total	2,261,588		—	1,267,500
_______________________________________________________________________________

(1)
For each of Messrs. Biegler and Hunter, represents his annual base salary, payable over the one-year period following termination. For Mr. Anderson, represents two times annual base salary plus target bonus, payable within 60 days following termination.

(2)	Consists of continuation of group health benefits. The value of the health benefits was calculated using an estimate of the cost of such health coverage based upon current COBRA plan premium rates.

(3)	Mr. Biegler did not participate in our group health benefit plans as of December 31, 2013.
Director Compensation
Officers, employees or paid consultants of our General Partner who also serve as directors will not receive additional compensation for their service as directors. On January 16, 2013, the board of directors of our General Partner and the Compensation Committee determined that directors who are not officers, employees or paid consultants of our General Partner will receive a combination of cash and common units to be granted pursuant to the LTIP as compensation for attending meetings of our board of directors of our General Partner and any committees thereof. Specifically, the board of directors of our General Partner and the Compensation Committee approved the following compensation for such directors:

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

vi.	$1,200 for each committee (Audit, Compensation or Conflicts) meeting attended (whether attended in person or telephonically); and

vii.
An annual equity grant of common units from us pursuant to the LTIP equivalent to $75,000 divided by the average of the closing daily sales price of our common units for the ten trading days immediately prior to April 1st of each year; or at the option of us, $75,000 in cash in lieu of such equity grant.

Such directors also will receive reimbursement for out-of-pocket expenses associated with attending such board or committee meetings.
We have adopted the Southcross Energy Partners, L.P. Non-Employee Director Deferred Compensation Plan, pursuant to which non-employee directors of our general partner may elect on an annual basis to defer all earned cash and/or equity compensation until the director is no longer a director of our general partner. All amounts deferred will be converted into phantom units from us, which will be entitled to receive quarterly distributions from us. These quarterly distributions will also be converted to phantom units. At the conclusion of the deferral period, the accrued phantom units will be valued at the fair market value of our common units as of such date and paid to the director in the form of (i) cash for deferrals of cash compensation and (ii) common units for deferrals of equity compensation. For the calendar year 2013, only Mr. Williamson has elected to defer his non-employee director compensation.
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
Director Compensation for 2013
The following table presents the cash, equity awards and other compensation earned, paid or awarded to each of our directors during the year ended December 31, 2013:

Name	Fees earned or paid in cash	Equity awards(2)	Total
Samuel P. Bartlett(1)	$141,500	$—	$141,500
Jon M. Biotti(1)	$151,300	$—	$151,300
Kim G. Davis(1)	$142,400	$—	$142,400
Jerry W. Pinkerton	$91,000	$75,000	$166,000
Ronald G. Steinhart	$74,900	$75,000	$149,900
Bruce A. Williamson	$58,800	$75,000	$133,800
_______________________________________________________________________________

(1)	Directors associated with Charlesbank. Refer to the "Director Compensation" section above for further information.

(2)	Equity award for directors were granted on April 1, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the beneficial ownership of our units as of February 28, 2014 by:

•	each person known to us to beneficially own 5% or more of our outstanding units;

•	our General Partner;

•	each of the directors and named executive officers of our General Partner; and

•	all of the directors and executive officers of our General Partner as a group.
All information with respect to beneficial ownership has been furnished by the respective directors, officers or 5% or more unitholders, as the case may be.
Our General Partner is owned 100.0% by Southcross Energy LLC. Charlesbank Equity Fund VI, Limited Partnership and its affiliated investment funds hold 85.2% of the outstanding Class A Common Units, 93.5% of the outstanding Series A Preferred Units, 95.1% of the outstanding Redeemable Preferred Units, 73.8% of the outstanding Series B Redeemable Preferred Units and 92.9% of the outstanding Series D Redeemable Preferred Units of Southcross Energy LLC. In addition, members of management hold 10.6% of the outstanding Class A Common Units, 1.9% of the outstanding Series A Preferred Units, 0.3% of the outstanding

Redeemable Preferred Units, 2.0% of the outstanding Series B Redeemable Preferred Units, 100% of the Special Class B Units and 2.5% of the Series D Redeemable Preferred Units of Southcross Energy LLC.
The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2014, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.
The percentages of units beneficially owned are based on a total of 21,454,119 common units, 12,213,713 subordinated units and 1,800,886 Series A Preferred Units outstanding as of February 28, 2014.

Name and address of beneficial owner(1)	Common units beneficially owned	Percentage of common units beneficially owned	Subordinated units beneficially owned	Percentage of subordinated units beneficially owned	Series A Preferred Units beneficially owned	Percentage of Series A Preferred Units beneficially owned	Percentage of total common, subordinated and Series A Preferred Units beneficially owned
Our Holding Company
Southcross Energy LLC(2)(3)	1,863,713	8.7%	12,213,713	100.0%	225,766	12.5%	40.3%
5% Owners Not Listed Above or Below:
Charlesbank Equity Fund VI, Limited Partnership(3)(4)	1,863,713	8.7%	12,213,713	100.0%	225,766	12.5%	40.3%
Advisory Research, Inc. (5)	1,800,460	8.4%	—	—	—	—	5.1%
Neuberger Berman Group LLC (6)	3,647,999	17.0%	—	—	787,561	43.7%	12.5%
Oppenheimer SteelPath MLP Income Fund (7)	913,305	4.3%	—	—	768,679	42.7%	4.7%
Directors and Named Executive Officers of Our General Partner:
Samuel P. Bartlett(4)	—	—	—	—	—	—	—
Jon M. Biotti(4)	—	—	—	—	—	—	—
Kim G. Davis(4)	—	—	—	—	—	—	—
David W. Biegler(2)	—	—	—	—	—	—	—
Michael T. Hunter(2)	—	—	—	—	—	—	—
J. Michael Anderson(2)	5,000	*	—	—	—	—	*
Jerry W. Pinkerton(2)	4,993	*	—	—	—	—	*
Ronald G. Steinhart(2)(8)	17,133	*	—	—	—	—	*
Bruce A. Williamson(2)(9)	2,993	*	—	—	—	—	*
All current directors and executive officers of our General Partner as a group (consisting of 14 persons)(4)(10)	37,926	*	—	—	—	—	*
_______________________________________________________________________________

*	An asterisk indicates that the person or entity owns less than one percent.

(1)
This beneficial ownership table has been prepared as of February 28, 2014 and takes into account our February 5, 2014 public equity offering of 9,200,000 additional common units (the “New Offering”) and the corresponding increase in the number of our outstanding common units. Clearbridge Investments, LLC (“Clearbridge”) filed a Schedule 13G on February 14, 2014 reflecting that (i) Clearbridge has sole voting power and dispositive power over 917,398 common units and (ii) Clearbridge’s address is 620 8th Avenue, New York, New York 10018. Oppenheimer Funds, Inc. (“Opp Fund”) and Oppenheimer SteelPath MLP Income Fund (“Opp SteelPath”) jointly filed a Schedule 13G on February 7, 2014, reflecting that (i) Opp Fund has shared voting power and shared dispositive power over 924,853 common units, (ii) Opp SteelPath has shared voting power and shared dispositive power over 913,305 common units, (iii) the address of Opp Fund is Two World Financial Center, 225 Liberty Street, New York, New York 10281 and (iv) the address of OppSteelPath is 6803 S. Tuscan Way, Centennial, Colorado 80112. Based upon the New Offering and the Schedule 13Gs filed by Clearbridge and Opp Fund prior to the New Offering, each of Clearbridge and Opp Fund has been omitted from this beneficial ownership table as we do not have knowledge that either of them beneficially owns 5% or more of any class of our units as of February 28, 2014.

(2)	The address for this person or entity is 1700 Pacific Avenue, Suite 2900, Dallas, Texas 75201.

(3)
Southcross Energy LLC owns 100% of our General Partner, 8.7% of our outstanding common units, 100% of our outstanding subordinated units and 12.5% of our outstanding Series A Preferred Units. The table below these footnotes sets forth the beneficial ownership of equity interests in Southcross Energy LLC as of February 28, 2014.

(4)
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

(5)
Based on a Schedule 13G/A filed by Piper Jaffray Companies (“PJA”) with the SEC on February 12, 2014. The filing was made jointly by PJA and Advisory Research, Inc. (“ARI”) and reflects that PJA disclaims beneficial interest in our common units and ARI has sole voting power and dispositive power over 1,800,460 common units. The filing provides an address for PJA at 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota 55402 and an address for ARI at 180 North Stenson, Chicago, Illinois 60601.

(6)
Based on a Schedule 13G/A filed by Neuberger Berman Group LLC ("Neuberger Group") with the SEC on February 12, 2014. The filing was made jointly by Neuberger Group and Neuberger Berman LLC and reflects that the filers share voting power over 3,429,448 common units and share dispositive power over 3,647,999 common units. The filing provides an address for the filers at 605 Third Avenue, New York, New York 10158.

(7)
Based on a Schedule 13G filed by Opp Fund with the SEC on February 14, 2014. The filing was made jointly by Opp Fund and Opp SteelPath and reflects that Opp SteelPath has shared voting power and shared dispositive power over 913,305 common units. The filing provides an address for Opp SteelPath at 6803 S. Tuscan Way, Centennial, Colorado 80112.

(8)
Includes 2,500 common units owned by each of two of Mr. Steinhart's sons and 1,000 common units owned by each of five trusts established for the benefit of Mr. Steinhart's grandchildren. Mr. Steinhart shares voting and dispositive power over such common units. Mr. Steinhart has no pecuniary interest in, and disclaims any ownership of, such common units.

(9)
Represents phantom units per the non-employee director deferred compensation plan. Mr. Williamson has the right to acquire these units within 30 days on termination of his services. Mr. Williamson has elected to defer all earned compensation under the non-employee director deferred compensation plan until he is no longer a director of our General Partner.

(10)	Does not include unvested phantom units granted to such persons under our long-term incentive plan other than 5,000 unvested phantom units for Donna A. Henderson that will vest on April 1, 2014.

Certain Beneficial Ownership of Southcross Energy LLC

	Class A Common		Class B Special		Series A Preferred		Redeemable Preferred		Series B Redeemable Preferred		Series D Redeemable Preferred
Name of beneficial owner	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Charlesbank Equity Fund VI, Limited Partnership(a)	1,118,717	85.2%	—	—	11,075,303	93.5%	1,425,732	95.1%	633,369	73.8%	3,411,494	92.9%
David W. Biegler(b)	54,858	4.2%	12,172	42.5%	112,733	1.0%	—	—	11,051	1.3%	52,433	1.4%
Michael T. Hunter(b)	49,858	3.8%	12,172	42.5%	63,233	*	—	—	6,528	*	38,406	1.0%
Ronald J. Barcroft(b)	16,750	1.3%	4,296	15.0%	13,932	*	—	—	—	—	—	—
Albert B. Glasgow(b)	9,007	*	—	—	19,099	*	2,778	*	—	—	—	—
David M. Mueller(b)	8,257	*	—	—	11,674	*	1,847	*	—	—	—	—
All current directors and executive officers of our General Partner as a group (consisting of 14 persons)	138,730	10.6%	28,640	100.0%	220,671	1.9%	2,778	*	17,579	2.1%	90,839	2.4%
_______________________________________________________________________________

*	Indicates the person or entity owns less than one percent.

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
Securities Authorized for Issuance Under Equity Compensation Plan(1)
We have one compensation plan under which our common units are authorized for issuance, the LTIP. This equity compensation plan was approved by our unitholders. The following table sets forth certain information relating to the LTIP as of December 31, 2013:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by securities holders	182,673	—	1,527,055
Equity compensation plans not approved by security holders	—	n/a	n/a
Total	182,673	$—	1,527,055
_______________________________________________________________________________

(1)	See Part II, Item 8, Note 13 for more information. No value is shown in column (b) of the table because the phantom units do not have an exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
As of February 28, 2014, Southcross Energy LLC owns 1,863,713 common units, 12,213,713 subordinated units and 225,767 Series A Preferred Units, representing a combined 40.3% limited partner interest in us. In addition, the Southcross Energy LLC owns and controls our General Partner, which owns a 2.0% General Partner interest in us and all of our incentive distribution rights.
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
Contribution, Conveyance and Assumption Agreement
In connection with the closing of our IPO, we entered into a contribution, conveyance and assumption agreement effecting, among others, the following transactions:

•	Southcross Energy LLC conveyed its indirect ownership interest in our operating subsidiaries to Southcross Energy Operating, LLC, which became our operating subsidiary;

•	Southcross Energy LLC conveyed a 2.0% interest in Southcross Energy Operating, LLC to our General Partner as a capital contribution with a value equal to 2.0% of our equity value;

•
Our General Partner conveyed its interest in Southcross Energy Operating, LLC to us in exchange for (i) a continuation of its 2.0% general partner interest in us and (ii) our incentive distribution rights, ("IDRs");

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
Charlesbank Management Services
Historically, Charlesbank provided certain management services to Southcross Energy LLC pursuant to a management services agreement (the "Charlesbank Agreement") which specified an annual management fee of $0.6 million. Southcross Energy LLC received services under the Charlesbank Agreement up to our IPO. Subsequent to our IPO, we did not receive any further services under this agreement, as the Charlesbank Agreement terminated with our IPO.
For the years ended December 31, 2012 and 2011, Southcross Energy LLC incurred management fees of $0.5 million and $0.6 million, respectively, for services received and incurred associated expenses of $68,000 and $109,000, respectively under the Charlesbank Agreement. Services fees and expenses under the Charlesbank Agreement are recognized in general and administrative expenses in our consolidated statements of operations. After February 7, 2012, the payment of fees and expenses under the Charlesbank Agreement was not allowed under the Credit Agreement. Therefore, no payments for services provided, relating to December 31, 2013, were made under the Charlesbank Agreement.
The current board of directors of our General Partner includes 3 persons affiliated with Charlesbank and 3 outside directors. All of these directors are compensated equally for similar responsibilities and reimbursed for expenses incurred for their services to us. For the year ended December 31, 2013, we paid Charlesbank $0.5 million for director fees and related expenses which are reflected in general and administrative expenses in our consolidated statements of operations.
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
For the year ended December 31, 2011, Charlesbank contributed $14.3 million to Southcross Energy LLC in exchange for redeemable preferred units. During the same period, Messrs. Glasgow and Mueller contributed approximately $28,000 and $18,500, respectively, to Southcross Energy LLC in exchange for redeemable preferred units. For the year ended December 31, 2012, Charlesbank and certain other institutional investors contributed a total of $72.8 million to Southcross Energy LLC in exchange for Series B and C redeemable preferred units and Messrs Biegler and Hunter contributed approximately $954,000 and $325,000 for Series B and C redeemable preferred units. In connection with our IPO, and the over-allotment option,

Southcross Energy LLC used $71.2 million to redeem all of the Series C redeemable preferred units and approximately 80% of the Series B redeemable preferred units.
Wells Fargo Bank, N.A.
We entered into the Credit Facility with syndicates of financial institutions and other lenders. These syndicates included affiliates of Wells Fargo Bank, N.A., an affiliate of which is a member of the investor group (See Part I, Item 8, Note 12). Affiliates of Wells Fargo Bank, N.A. have from time to time engaged in commercial banking and financial advisory transactions with us in the normal course of business. Total fees paid, excluding interest, to affiliates of Wells Fargo, N.A., and its affiliates were $1.8 million, $5.9 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Southcross Energy Partners GP, LLC (our General Partner)

Our General Partner does not receive a management fee or other compensation for its management of us.  However, our General Partner and its affiliates are entitled to reimbursements for all expenses incurred on our behalf, including, among other items, compensation expense for all employees required to manage and operate our business, which began on January 1, 2013 in accordance with our Partnership Agreement.  During the year ended December 31, 2013, we incurred expenses of $24.8 million related to these reimbursements, which are reflected in operating expenses in our consolidated statements of operations.

During the second quarter of 2013, to satisfy our requirements under our Credit Facility, we entered into the Purchase Agreement with Southcross Energy LLC, pursuant to which we issued and sold 1,715,000 Series A Preferred Units to Southcross Energy LLC for a cash purchase price of $22.86 per Series A Preferred Unit, in a privately negotiated transaction.  After the Series A Preferred Units issuance during the second quarter of 2013, Southcross Energy LLC sold 1,500,000 of the units to third parties. As of December 31, 2013, Southcross Energy LLC holds 221,884 Series A Preferred Units.
Procedures for Review, Approval and Ratification of Related-Person Transactions
The board of directors of our General Partner adopted the Code of Business Conduct and Ethics in connection with the closing of our IPO, which provides that the board of directors of our General Partner or its Conflicts Committee will periodically review all related-person transactions that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the board of directors of our General Partner or the Conflicts Committee considers ratification of a related-person transaction and determines not to so ratify, the Code of Business Conduct and Ethics provides that our management will make all reasonable efforts to cancel or annul the transaction.
The Code of Business Conduct and Ethics provides that, in determining whether to recommend the initial approval or ratification of a related-person transaction, the board of directors of our General Partner or the Conflicts Committee should consider all of the relevant facts and circumstances available, including (if applicable), but not limited to: (i) whether there is an appropriate business justification for the transaction, (ii) the benefits that accrue to us as a result of the transaction, (iii) the terms available to unrelated third parties entering into similar transactions, (iv) the impact of the transaction on director independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediately family member of a director is a partner, shareholder, member or executive officer), (v) the availability of other sources for comparable products or services, (vi) whether it is a single transaction or a series of ongoing, related transactions, and (vii) whether entering into the transaction would be consistent with the Code of Business Conduct and Ethics.
See Part II, Item 10 of this report for a discussion regarding director independence.

Item 14.	Principal Accountant Fees and Services
We have engaged Deloitte & Touche LLP as our independent registered public accounting firm. The following table summarizes fees we have paid Deloitte & Touche LLP for the audit of our annual financial statements and other services rendered for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
Audit fees	$944,000	$877,000
Tax fees	16,894	33,804
All other fees	—	—
	$960,894	$910,804
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
The Audit Committee has approved the appointment of Deloitte & Touche LLP as independent registered public accounting firm to conduct the audit of our financial statements for the year ended December 31, 2013.

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
Agreements attached or incorporated herein as exhibits to this report are included to provide investors with information regarding the terms and conditions of such agreements and are not intended to provide any other factual or disclosure information about the Partnership or the other parties to the agreements.
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
3.2
Second Amended and Restated Agreement of Limited Partnership of Southcross Energy Partners, L.P., dated as of April 12, 2013 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K dated April 15, 2013).

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

Exhibit Number	Description
4.1
Registration Rights Agreement, dated as of April 12, 2013, by and between Southcross Energy Partners, L.P. and Southcross Energy LLC (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K dated April 15, 2013).

10.1
Contribution, Conveyance and Assumption Agreement, dated as of November 7, 2012, by and among Southcross Energy Partners GP, LLC, Southcross Energy Partners, L.P., Southcross Energy Operating, LLC and Southcross Energy LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 7, 2012).

10.2
Second Amended and Restated Credit Agreement, dated as of November 7, 2012, among Southcross Energy Partners, L.P. as borrower, Wells Fargo Bank, N.A., as Administrative Agent, Citibank, N.A. and SunTrust Bank, as Co-Syndication Agents, Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Compass Bank, as Co-Documentation Agents and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 7, 2012).

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

10.5
Limited Waiver and Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 12, 2013, by and among Southcross Energy Partners, L.P., Wells Fargo Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K dated April 15, 2013).

10.6
Third Amendment to Second Amended and Restated Credit Agreement, dated January 29, 2014, by and among Southcross Energy Partners, L.P., as borrower, Wells Fargo Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 29, 2014).

10.7#	Southcross Energy Partners, L.P. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated November 7, 2012).
10.8#	Form of Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Commission File No. 333-180841)).
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

10.12#
Severance Agreement, dated April 2, 2012, by and between Southcross Energy LLC and J. Michael Anderson (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (Commission File No. 333-180841)).

10.13*#	Severance Agreement, dated March 3, 2014, by and between Southcross Energy Partners GP, LLC and John E. Bonn.
10.14#	Southcross Energy Partners GP, LLC Non-Employee Director Compensation Arrangement (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K dated April 15, 2013).
10.15#	Southcross Energy Partners, L.P. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K dated April 15, 2013).
10.16#
Series A Preferred Unit Purchase Agreement, dated as of April 12, 2013, by and between Southcross Energy Partners, L.P. and Southcross Energy LLC (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K dated April 15, 2013).

21.1*	List of Subsidiaries of Southcross Energy Partners, L.P.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

Exhibit Number	Description
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
David W. Biegler Chief Executive Officer
Dated: March 5, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

SIGNATURE	TITLE	DATE

/s/ DAVID W. BIEGLER	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 5, 2014
David W. Biegler

/s/ J. MICHAEL ANDERSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2014
J. Michael Anderson

/s/ DONNA A. HENDERSON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 5, 2014
Donna A. Henderson

/s/ SAMUEL P. BARTLETT	Director	March 5, 2014
Samuel P. Bartlett

/s/ JON M. BIOTTI	Director	March 5, 2014
Jon M. Biotti

/s/ KIM G. DAVIS	Director	March 5, 2014
Kim G. Davis

/s/ JERRY W. PINKERTON	Director	March 5, 2014
Jerry W. Pinkerton

/s/ RONALD G. STEINHART	Director	March 5, 2014
Ronald G. Steinhart

/s/ BRUCE A. WILLIAMSON	Director	March 5, 2014
Bruce A. Williamson