Form 10-Q/A
period 2014-03-31
Southcross Energy Partners, L.P.
filed 2014-11-10
CIK 1547638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
This Amendment No. 1 on Form Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Southcross Energy Partners, L.P. (the “Partnership”) for the quarterly period ending March 31, 2014, originally filed on May 7, 2014 (the “Original Filing”). This Amendment is a technical amendment to add certain required language to Exhibits 31.1 and 31.2 of the Original Filing.
Except for the change described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing and the Partnership has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the Original Filing.
The following Index to Exhibits is hereby amended and restated in its entirety.

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

SOUTHCROSS ENERGY PARTNERS, L.P.

		By:	Southcross Energy Partners GP, LLC, its general partner

Date:	November 10, 2014	By:	/s/ J. Michael Anderson
J. Michael Anderson
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date:	November 10, 2014	By:	/s/ Donna A. Henderson
Donna A. Henderson
Vice President and Chief Accounting Officer
Principal Accounting Officer