Form 10-Q/A
period 2014-06-30
Southcross Energy Partners, L.P.
filed 2014-11-10
CIK 1547638

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

EXPLANATORY NOTE
This Amendment No. 1 on Form Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Southcross Energy Partners, L.P. (the “Partnership”) for the quarterly period ending June 30, 2014, originally filed on August 6, 2014 (the “Original Filing”). This Amendment is a technical amendment to add certain required language to Exhibits 31.1 and 31.2 of the Original Filing.
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