Form 10-Q/A
period 2014-09-30
Southcross Energy Partners, L.P.
filed 2014-11-10
CIK 1547638

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

EXPLANATORY NOTE
This Amendment No. 1 on Form Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Southcross Energy Partners, L.P. (the “Partnership”) for the quarterly period ending September 30, 2014, originally filed on November 7, 2014 (the “Original Filing). This Amendment is a technical amendment to add certain required language to Exhibit 31.2 of the Original Filing.
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

10.4	Retention Agreement, dated November 6, 2014, between Southcross Energy Partners GP, LLC and J. Michael Anderson.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).
32.1*
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase.
101.LAB†	XBRL Taxonomy Extension Label Linkbase.
101.PRE†	XBRL Extension Presentation Linkbase.

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