Form 10-Q
period 2015-03-31
Southcross Energy Partners, L.P.
filed 2015-05-08
CIK 1547638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, the registrant has 23,800,943 common units outstanding, 12,213,713 subordinated units outstanding and 15,414,754 Class B Convertible Units outstanding.  Our common units trade on the NYSE under the symbol “SXE.”

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

Southcross Energy Partners, L.P.

FORWARD-LOOKING INFORMATION

Investors are cautioned that certain statements contained in this report as well as in periodic press releases and oral statements made by our management team during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described under the section entitled “Risk Factors” included in our 2014 Annual Report on Form 10-K.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$230	$1,649
Trade accounts receivable	54,654	71,159
Accounts receivable - affiliates	8,882	11,325
Prepaid expenses	2,423	3,073
Other current assets	750	1,813
Total current assets	66,939	89,019

Property, plant and equipment, net	971,615	968,810
Intangible assets, net	1,497	1,511
Investments in joint ventures	145,675	147,098
Other assets	16,275	17,189
Total assets	$1,202,001	$1,223,627

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$76,938	$103,188
Accounts payable - affiliates	3,803	12,856
Current portion of long-term debt	4,500	4,500
Other current liabilities	14,005	11,061
Total current liabilities	99,246	131,605

Long-term debt	505,092	471,129
Other non-current liabilities	1,392	1,109
Total liabilities	605,730	603,843

Commitments and contingencies (Note 7)

Partners' capital:
Common units (23,800,943 units outstanding as of March 31, 2015 and December 31, 2014)	243,464	259,735
Class B Convertible units (15,149,636 and 14,889,078 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	299,426	298,833
Subordinated units (12,213,713 units issued and outstanding as of March 31, 2015 and December 31, 2014)	41,628	48,831
General partner interest	11,753	12,385
Total partners' capital	596,271	619,784
Total liabilities and partners' capital	$1,202,001	$1,223,627

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Revenues	$173,102	$213,591
Revenues - affiliates	7,447	—
Total revenues	180,549	213,591

Expenses:
Cost of natural gas and liquids sold	141,115	186,403
Operations and maintenance	17,190	10,861
Depreciation and amortization	13,953	8,528
General and administrative	7,705	6,103
Loss on sale of assets, net	218	4
Total expenses	180,181	211,899

Income from operations	368	1,692
Other income (expense):
Equity in losses of joint venture investments	(3,552)	—
Interest expense	(7,498)	(2,973)
Total other expense	(11,050)	(2,973)
Loss before income tax expense	(10,682)	(1,281)
Income tax expense	(69)	(8)
Net loss	$(10,751)	$(1,289)
Series A Preferred Unit fair value adjustment	—	33
Series A Preferred Unit in-kind distribution	—	(534)
General partner Unit in-kind distribution	(76)	—
Net loss attributable to partners	$(10,827)	$(1,790)

Earnings per unit and distributions declared
Net loss allocated to limited partner common units	$(4,936)	$(1,045)
Weighted average number of limited partner common units outstanding	23,801	18,285
Basic and diluted loss per common unit	$(0.21)	$(0.06)

Net loss allocated to limited partner subordinated units	$(2,533)	$(719)
Weighted average number of limited partner subordinated units outstanding	12,214	12,214
Basic and diluted loss per subordinated unit	$(0.21)	$(0.06)
Distributions declared per common unit	$0.40	$0.40

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(10,751)	$(1,289)
Other comprehensive loss:
Hedging losses reclassified to earnings and recognized in interest expense	—	115
Adjustment in fair value of derivatives	—	(11)
Total other comprehensive income	—	104
Comprehensive loss	$(10,751)	$(1,185)

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,751)	$(1,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,953	8,528
Unit-based compensation	813	529
Amortization of deferred financing costs	825	337
Loss on sale of assets, net	218	4
Unrealized loss (gain) on financial instruments	167	(32)
Equity in losses of joint venture investments	3,552	—
Other, net	18	14
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	19,082	(7,477)
Prepaid expenses and other current assets	(297)	813
Other non-current assets	170	(25)
Accounts payable and accrued liabilities	(27,111)	13,694
Other liabilities, including affiliates	2,789	(920)
Net cash provided by operating activities	3,428	14,176
Cash flows from investing activities:
Capital expenditures	(27,772)	(11,087)
Expenditures for assets subject to property damage claims, net of insurance proceeds and deductibles	545	(693)
Proceeds from sales of assets	4,368	—
Investment contribution to joint venture investments	(2,349)	—
Other acquisitions	—	(38,636)
Net cash used in investing activities	(25,208)	(50,416)
Cash flows from financing activities:
Proceeds from issuance of common units, net	—	144,715
Borrowings under our credit facility	50,000	62,000
Repayments under our credit facility	(15,000)	(158,450)
Repayments under our term loan agreement	(1,125)	—
Payments on capital lease obligations	(140)	(143)
Financing costs	(6)	(156)
Contributions from general partner	—	3,115
Payments of distributions and distribution equivalent rights	(13,368)	(13,755)
Other, net	—	(1)
Net cash provided by financing activities	20,361	37,325

Net (decrease) increase in cash and cash equivalents	(1,419)	1,085
Cash and cash equivalents — Beginning of period	1,649	3,349
Cash and cash equivalents — End of period	$230	$4,434

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Partners' Capital
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Total
BALANCE - December 31, 2014	$259,735	$298,833	$48,831	$12,385	$619,784
Net loss	(4,902)	(3,119)	(2,513)	(217)	(10,751)
Class B Convertible unit in-kind distribution	(2,405)	3,712	(1,232)	(75)	—
Unit-based compensation on long-term incentive plan	948	—	—	—	948
Cash distributions and distribution equivalent rights paid	(9,520)	—	(3,432)	(416)	(13,368)
Accrued distribution equivalent rights on long-term incentive plan	(342)	—	—	—	(342)
General partner unit in-kind distribution	(50)	—	(26)	76	—
BALANCE - March 31, 2015	$243,464	$299,426	$41,628	$11,753	$596,271

	Partners' Capital
	Limited Partners			Accumulated Other Comprehensive Loss
	Common	Subordinated	General Partner		Total
BALANCE - December 31, 2013	$169,141	$99,726	$6,367	$(210)	$275,024
Net loss	(757)	(506)	(26)	—	(1,289)
Issuance of common units, net	144,715	—	—	—	144,715
Unit-based compensation on long-term incentive plan	432	—	—	—	432
Series A convertible preferred unit in-kind distribution and fair value adjustment	(281)	(210)	(11)	—	(502)
Contributions from general partner	—	—	3,115	—	3,115
Cash distributions paid	(8,581)	(4,885)	(289)	—	(13,755)
Accrued distribution equivalent rights on long-term incentive plan	(76)	—	—	—	(76)
Tax withholdings on unit-based compensation vested units	(1)	—	—	—	(1)
General partner unit in-kind distribution	(6)	(5)	11	—	—
Net effect of cash flow hedges	—	—	—	104	104
BALANCE - March 31, 2014	$304,586	$94,120	$9,167	$(106)	$407,767

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

Until August 4, 2014, Southcross Energy LLC, a Delaware limited liability company, held all of the equity interests in Southcross Energy Partners GP, LLC, a Delaware limited liability company, and our general partner (“General Partner”), all of our subordinated units and a portion of our common units. Southcross Energy LLC is controlled through investment funds and entities associated with Charlesbank Capital Partners, LLC (“Charlesbank”).

Holdings Transaction

On August 4, 2014, Southcross Energy LLC and TexStar Midstream Services, LP, a Texas limited partnership (“TexStar”), combined pursuant to a contribution agreement in which Southcross Holdings LP, a Delaware limited partnership (“Holdings”), was formed (the “Holdings Transaction”). As a result of the Holdings Transaction, Holdings indirectly owns 100% of our General Partner (and therefore controls us), all of our subordinated units and a portion of our common units. Our General Partner owns an approximate 2.0% interest in us and all of our incentive distribution rights. Charlesbank, EIG Global Energy Partners, LLC (“EIG”) and Tailwater Capital LLC (“Tailwater”) (collectively, the “Sponsors”) each indirectly own approximately one-third of Holdings. Affiliates of Energy Capital Partners Mezzanine Opportunities Fund and GE Energy Financial Services also own certain additional equity interests in Holdings.

TexStar Rich Gas System Transaction

Contemporaneously with the closing of the Holdings Transaction, TexStar contributed to us certain gathering and processing assets (the “TexStar Rich Gas System”), which were owned by TexStar (the “TexStar Rich Gas System Transaction”). For additional details regarding the Holdings Transaction and the TexStar Rich Gas System Transaction, see Notes 2, 6, 9, 10, and 13.

Liquidity Consideration
Beginning in the second half of 2014 and continuing through the issuance of our financial statements, commodity prices have experienced increased volatility. In particular, natural gas, crude oil and NGL prices have decreased significantly. If a material reduction in drilling occurs in the geographic areas in which we operate, including the Eagle Ford Shale region, or significant, prolonged pricing deterioration occurs for commodities we sell, our future cash flow may be materially adversely affected.
The majority of our revenue is derived from fixed-fee contracts, which have limited direct exposure to commodity price levels since we are paid based on the volumes of natural gas that we gather, process, treat, compress and transport and the volumes of NGLs we fractionate and transport, rather than the value of the underlying natural gas or NGLs, although a percentage of our contract portfolio contains minimum volume commitment arrangements. The majority of our volumes are dependent upon the level of producer drilling activity.
After considering these uncertainties and in developing our annual budget for 2015, our forecast indicates a potential shortfall in the amount of consolidated EBITDA (as defined in our Credit Facility (as defined in Note 6)) to comply with the consolidated total leverage ratio of our Financial Covenants (as defined in Note 6) in our Credit Facility. As discussed in further detail in Note 6, we have the right (which cannot be exercised more than two times in any 12-month period or more than four times during the term of the facility) to cure such a Financial Covenant Default (as defined in Note 6) by our Sponsors or Holdings purchasing equity interests in or making capital contributions (an equity cure) resulting in, among other things, proceeds that, if added to consolidated EBITDA would result in us satisfying the Financial Covenants. Once such an equity cure is made, it is included in our consolidated EBITDA calculation in any rolling twelve month period that includes the quarter that was cured. Should there be an event of default under the Credit Facility, and such default is not cured, we would also experience a cross default under our Term Loan Agreement (defined in Note 6) and all of our debt would become due and payable to our lenders.

In response to the Partnership’s expected need for additional liquidity, our Sponsors (as defined in Note 10) have committed to provide the necessary funding to support the Partnership for at least a reasonable period of time in an amount up to $25 million to ensure the Partnership has sufficient liquidity to comply with its applicable Financial Covenants, and to fund normal operating and growth capital requirements. Therefore, our financial statements have been presented as if the Partnership will continue as a going concern. See Notes 6 and 15.
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
Segments
Our chief operating decision maker is our General Partner’s Chief Executive Officer, who reviews financial information presented on a consolidated basis in order to assess our performance and make decisions about resource allocations. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we have determined that we have one reportable segment.

Basis of Presentation

We prepared this report under the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by GAAP and should be read in conjunction with our 2014 Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, are unaudited and have been prepared on the same basis as the audited financial statements included in our 2014 Annual Report on Form 10-K. Adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position have been included herein. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

The condensed consolidated financial statements reflect the assets acquired and liabilities assumed and the related operating results associated with (i) the Onyx pipelines acquisition beginning on March 6, 2014, (ii) the TexStar Rich Gas System Transaction beginning on August 4, 2014, (iii) and the Texoz acquisition beginning on November 21, 2014. See Note 2.

As a result of the Holdings Transaction, Holdings acquired a controlling equity interest in the Partnership, which was accounted for under the acquisition method of accounting in the consolidated financial statements of Holdings, whereby Holdings recorded the Partnership’s assets acquired and liabilities assumed at fair value.

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

The disclosures included in this report provide an update to our 2014 Annual Report on Form 10-K.

We evaluate events that occur after the balance sheet date, but before the financial statements are issued, for potential recognition or disclosure. Based on the evaluation, we determined that there were no material subsequent events for recognition or disclosure other than those disclosed in this report.

Significant Accounting Policies

During the first quarter of 2015, there were no material changes to our significant accounting policies described in Note 1 of our 2014 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Accounting standard-setting organizations frequently issue new or revised accounting rules. We review new pronouncements to determine their impact, if any, on our consolidated financial statements. We are evaluating the impact of each pronouncement on our consolidated financial statements.

In 2014, a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance under GAAP was issued. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers and in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are currently required to adopt this standard beginning in the first quarter of 2017. On April 1, 2015, the Financial Accounting Standards Board (“FASB”) voted to propose to defer the effective date of the new revenue recognition standard by one year. The FASB plans to disclose its decisions for a 30-day public comment period in a proposed Accounting Standards Update (“ASU”), which is expected to be issued during the second quarter of 2015.

In February 2015, the FASB issued an ASU that amended current consolidation guidance with regard to variable interest entities and voting interest entities. All reporting entities will need to re-evaluate and potentially revise their disclosures regarding this topic. This standard will become effective beginning in 2016.

2. ACQUISITIONS

TexStar Rich Gas System Transaction. On August 4, 2014, contemporaneously with the closing of the Holdings Transaction, TexStar contributed to us the TexStar Rich Gas System through a contribution of TexStar’s equity interest in the entities that own the TexStar Rich Gas System (the “Contribution”). In exchange for the Contribution, we paid $80 million in cash, assumed $100 million of debt (which was immediately repaid through our Term Loan Agreement (as defined in Note 6)) and issued 14,633,000 Class B Convertible Units (the “Class B Convertible Units”). The TexStar Rich Gas System consists of a cryogenic processing plant, located in Bee County, Texas, and joint venture ownership in natural gas gathering and residue pipelines across the core producing areas extending from Dimmit to Karnes Counties, Texas in the liquids-rich window of the Eagle Ford Shale region. These pipelines are operated under split-capacity arrangements within joint venture arrangements with Targa Pipeline Partners LP (see Note 13).

The amount of the consideration paid over TexStar’s net book value of the assets received and liabilities assumed of the TexStar Rich Gas System was recorded as a reduction to partners’ capital as summarized as follows (in thousands):

Consideration paid (1)		$404,414
Current assets		$1,295
Property, plant and equipment, net		255,220
Investments in joint ventures(2)		152,050
Total assets contributed		408,565
Total liabilities assumed (3)		(102,776)
Net identifiable assets contributed		$305,789
Consideration paid in excess of net assets contributed		$98,625
Allocation of reduction to partners' capital:
Common limited partner interest	$45,420
Class B Convertible limited partner interest	27,925
Subordinated limited partner interest	23,308
General Partner interest	1,972
Total reduction to partners' capital		$98,625

(1) This amount was calculated as follows: $80 million of cash plus 14,633,000 Class B Convertible Units at an issue price of $22.17, the closing price of the Partnership’s common units on August 4, 2014.
(2) Significant assets acquired through the TexStar Rich Gas System Transaction include equity interests in three joint ventures. See Note 13.
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

The pipelines transport natural gas to two power plants in Nueces County, Texas under fixed-fee contracts that extend through 2029 and include an option to extend the agreements by an additional term of up to ten years. The contracts were renegotiated in connection with the acquisition; therefore, we considered these contracts to be assumed at fair market value.

The fair values of the property, plant and equipment were based upon assumptions related to expected future cash flows, discount rates and asset lives using currently available information. We utilized a mix of the cost, income and market approaches to determine the estimated fair values of such assets. The fair value measurements and models were classified as non-recurring Level 3 measurements.
We performed our assessment of the fair value of the assets acquired and liabilities assumed, and the consideration given was considered equal to the fair value of net assets acquired. As a result, no goodwill was recorded. The assessment was finalized during the second quarter of 2014 and there were no subsequent changes to the preliminary balances recorded.
The fair value of the assets acquired and liabilities assumed related to the Onyx purchase price was as follows (in thousands):

Purchase Price—Cash	$38,636
Current assets	$730
Property, plant and equipment	39,413
Total assets acquired	40,143
Current liabilities assumed	(1,407)
Other liabilities assumed	(100)
Net identifiable assets acquired	$38,636

Unaudited Pro Forma Financial Information for Onyx Pipelines Acquisition. The following unaudited pro forma financial information for the three months ended March 31, 2014 assumes that the acquisition of pipelines from Onyx occurred on January 1, 2013 and includes adjustments for income from operations, including depreciation and amortization, as well as the effects of financing the transaction (in thousands, except unit information):

Three Months Ended
March 31, 2014
Total revenue	$214,240
Net loss	(1,397)
Net loss attributable to common unitholders	(1,115)
Net loss per common unit (basic and diluted)	(0.06)
Net loss attributable to subordinated unitholders	(745)
Net loss per subordinated unit (basic and diluted)	(0.06)
The unaudited pro forma information is not necessarily indicative of what our statements of operations would have been if the transaction had occurred on that date, or what the financial position or results from operations will be for any future periods. For the period from March 6, 2014 through March 31, 2014, the Onyx pipelines business contributed $0.3 million in revenues and $0.1 million in net income to our statements of operations.
Texoz Acquisition. On November 21, 2014, we completed the acquisition of a natural gas gathering system in McMullen County, Texas (the “Texoz System”) from LT Gathering, LLC for $5.4 million in cash, net of certain adjustments as provided in the purchase agreement (the “Texoz Acquisition”). The Texoz System consists of eight miles of gathering pipelines within two miles of our existing rich gas pipeline network and services customers under acreage dedication contracts. Due to the immaterial amount of this transaction, no pro-forma financial information has been presented.

3. NET INCOME/LOSS PER LIMITED PARTNER UNIT AND DISTRIBUTIONS

Net Income/Loss Per Limited Partner Unit

The following is a reconciliation of the net loss attributable to our limited partners and our limited partner units and the basic and diluted earnings per unit calculations for the three months ended March 31, 2015 and 2014 (in thousands, except unit and per unit data):

	Three Months Ended March 31,
	2015	2014
Net loss	$(10,751)	$(1,289)
Series A Preferred Unit fair value adjustment (1)	—	33
Series A Preferred Unit in-kind distribution	—	(534)
General partner Unit in-kind distribution	(76)	—
Net loss attributable to partners	$(10,827)	$(1,790)

General partner's interest (2)	(239)	(26)
Class B Convertible limited partner interest (2)	(3,119)	—
Limited partners' interest (2)
Common	(4,936)	(1,045)
Subordinated	(2,533)	(719)

(1) The valuation adjustment to maximum redemption value of the Series A Preferred Unit in-kind distribution decreased the net loss attributable to partners for the three months ended March 31, 2014.

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

	Three Months Ended March 31,
Common Units	2015	2014
Interest in net loss	$(4,936)	$(1,045)
Effect of dilutive units - numerator (1)	—	—
Dilutive interest in net loss	$(4,936)	$(1,045)

Weighted-average units - basic	23,800,943	18,285,220
Effect of dilutive units - denominator (1)	—	—
Weighted-average units - dilutive	23,800,943	18,285,220

Basic and diluted net loss per common unit	$(0.21)	$(0.06)

	Three Months Ended March 31,
Subordinated Units	2015	2014
Interest in net loss	$(2,533)	$(719)
Effect of dilutive units - numerator(1)	—	—
Dilutive interest in net loss	$(2,533)	$(719)

Weighted-average units - basic	12,213,713	12,213,713
Effect of dilutive units - denominator(1)	—	—
Weighted-average units - dilutive	12,213,713	12,213,713

Basic and diluted net loss per subordinated unit	$(0.21)	$(0.06)

(1) Because we had a net loss for all periods for common units and the subordinated units, the effect of the dilutive units would be anti-dilutive to the per unit calculation. Therefore, the weighted average units outstanding are the same for basic and dilutive net loss per unit for those periods. The weighted average units that were not included in the computation of diluted per unit amounts were 2,081 and 140,100 for the three months ended March 31, 2015 and 2014, respectively.

Our calculation of the number of weighted-average units outstanding includes the common units that have been awarded to our directors that are deferred under our Non-Employee Director Deferred Compensation Plan.

All of our Series A Preferred Units were converted into common units on August 4, 2014 (see Note 8). Prior to conversion, our Series A Preferred Units were considered participating securities for purposes of the basic earnings per unit calculation during periods in which they received cash distributions. We were required to pay in-kind distributions to the Series A Preferred Units for the first four full quarters beginning the second quarter of 2013, and continued to pay these distributions until the Series A Preferred Units were converted into common units. Because the Series A Preferred Units received in-kind distributions, they have been excluded from the basic earnings per unit calculation for the three months ended March 31, 2014.

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

With respect to the fourth quarter of 2014, Holdings also waived the requirement that any distribution owed to it for that quarter be paid within 45 days of the end of the quarter, provided that the distribution was paid before or in conjunction with the filing of our 2014 Annual Report on Form 10-K. We paid a distribution of $0.28 per unit on our 12,213,713 subordinated units in conjunction with the filing of our 2014 Annual Report on Form 10-K.

Paid In-Kind Distributions

Series A Preferred Units. During the second quarter of 2013, we raised $40.0 million of equity through issuances of 1,715,000 Series A Preferred Units and an additional General Partner contribution to satisfy the requirements of our Previous Credit Facility (as defined in Note 6) (see Notes 6 and 8). Under the terms of our Partnership Agreement, we were required to pay the holders of our Series A Preferred Units quarterly distributions of in-kind Series A Preferred Units for the first four full quarters following the issuance of the units and continuing thereafter until the board of directors of our General Partner determined to begin paying quarterly distributions in cash. In-kind distributions were in the form of Series A Preferred Units at a rate of $0.40 per outstanding Series A Preferred Unit per quarter (or 7% per year of the per unit purchase price). Cash distributions were required to equal the greater of $0.40 per unit per quarter or the quarterly distribution paid with respect to each common unit. In accordance with the Partnership Agreement, our General Partner received a corresponding distribution of in-kind general partner units to maintain its 2.0% interest in us. In connection with the Holdings Transaction (see Notes 1 and 2), all holders of the Series A Preferred Units elected to convert their Series A Preferred Units into 2,015,638 common units based on a 110% exchange ratio.

The following table represents the paid in-kind (“PIK”) distribution declared in 2014 through August 4, 2014, the date on which all outstanding Series A Preferred Units were converted to common units (in thousands, except per unit and in-kind distribution units):

Payment Date	Attributable to the Quarter Ended(1)	Per Unit Distribution	In-Kind Series A Preferred Unit Distributions to Series A Preferred Holders	In-Kind Series A Preferred Distributions Value(2)	In-Kind Unit Distribution to General Partner	In-Kind General Partner Distribution Value(2)
2014
May 15, 2014	March 31, 2014	$0.40	31,513	$534	643	$11

(1) As a result of the conversion, the Series A Preferred Unit holders (and the corresponding General Partner units) ceased receiving PIK distributions effective with the quarter ended June 30, 2014, but received a cash distribution on the converted common units.
(2) The fair value was calculated as required, based on the common unit price at the quarter end date for the period attributable to the distribution, multiplied by the number of units distributed.

Class B Convertible Units. In connection with the Contribution and the TexStar Rich Gas System Transaction, on August 4, 2014, we established our Class B Convertible Units. As of March 31, 2015, the Class B Convertible Units consist of 15,149,636 of such units including the additional Class B Convertible Units issued in-kind as a distribution (“Class B PIK Units”). The Class B Convertible Units are not participating securities for purposes of the earnings per unit calculation. Commencing with the quarter ended September 30, 2014 and until converted, as long as certain requirements are met, the holders of the Class B Convertible Units will receive quarterly distributions in an amount equal to $0.3257 per unit. These distributions will be paid quarterly in Class B PIK Units within 45 days after the end of each quarter. Our General Partner was entitled, and has exercised its right, to retain its 2.0% general partner interest in us in connection with the original issuance of 14,633,000 Class B Convertible Units. In connection with future distributions of Class B PIK Units, the General Partner is entitled to a corresponding distribution to maintain its 2.0% general partner interest in us. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions. See Note 9.

The following table presents the PIK distribution earned on the Class B Convertible Units for periods after issuance on August 4, 2014 through March 31, 2015 (in thousands, except per unit and in-kind distribution units):

Payment Date	Attributable to the Quarter Ended	Per Unit Distribution	In-Kind Class B Convertible Unit Distributions to Class B Convertible Holders	In-Kind Class B Convertible Distributions Value(1)	In-Kind Unit Distribution to General Partner	In-Kind General Partner Distribution Value(1)
2015
May 14, 2015	March 31, 2015	$0.3257	265,118	$3,712	5,410	$76
2014
February 13, 2015	December 31, 2014	$0.3257	260,558	$4,143	5,318	$85
November 14, 2014	September 30, 2014	$0.3257	256,078	$5,467	5,226	$112

(1) The fair value was calculated as required, based on the common unit price at the quarter end date for the period attributable to the distribution, multiplied by the number of units distributed.

Cash Distributions

The following table represents our distributions declared for the quarterly periods beginning in 2014 through the three months ended March 31, 2015 (in thousands, except per unit data):

				Distributions
	Attributable to the	Per Unit		Limited Partners
Payment Date	Quarter Ended	Distribution		Common	Subordinated		General Partner	Total
2015
May 14, 2015	March 31, 2015	$0.40		$9,520	$—		$418	$9,938
2014
February 13, 2015	December 31, 2014	0.40	(1)	9,520	3,432	(2)	416	13,368
November 14, 2014	September 30, 2014	0.40	(1)	9,520	—		413	9,933
August 14, 2014	June 30, 2014	0.40		9,399	4,886		290	14,575
May 15, 2014	March 31, 2014	0.40		8,586	4,886		290	13,762

(1) The common unit distribution in the table above includes the distribution payment to the Series A Preferred unitholders for their Series A Preferred Units converted into common units or to the units that vested as part of our LTIP (as defined in Note 11) as a result of the Holdings Transaction (see Notes 1, 8 and 11).
(2) Holdings waived the requirement that any distribution owed to it for the fourth quarter be paid within 45 days of the end of the quarter. We paid a distribution of $0.28 per unit on our 12,213,713 subordinated units in conjunction with the filing of our 2014 Annual Report on Form 10-K.

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

Derivative Financial Instruments
Interest Rate Derivative Transactions
We manage a portion of our interest rate risk through interest rate swaps. In March 2012, we terminated an interest rate cap contract and entered into an interest rate swap contract with Wells Fargo, N.A. The interest rate swap had a notional value of $150.0 million, and a maturity date of June 30, 2014. We received a floating rate based upon one-month London Interbank Offered Rate (“LIBOR”) and paid a fixed rate under the interest rate swap of 0.54%.

The interest rate swap was designated as a cash flow hedge for accounting purposes at inception of the contract and, thus, to the extent the cash flow hedge was effective, unrealized gains and losses were recorded to accumulated other comprehensive income/loss and recognized in interest expense as the underlying hedged transactions (interest payments) were recorded. Any hedge ineffectiveness was recognized in interest expense immediately. We did not have any hedge ineffectiveness during the three months ended March 31, 2014.

In February 2014, we discontinued cash flow hedge accounting on a prospective basis as a result of the $148.5 million repayment of borrowings under our Previous Credit Facility (as defined in Note 6). The fair value of the interest rate swap recorded in accumulated other comprehensive loss at the cash flow hedge de-designation date was $0.1 million. This balance was reclassified into interest expense as interest on the hedged debt was recorded. No ineffectiveness was recorded as a result of the cash flow hedge de-designation. Changes in the fair value of the interest rate swap for the remainder of the contract term were recognized in interest expense.

We enter into interest rate swap contracts whereby we receive a floating rate and pay a fixed rate to reduce the risk associated with the variability of interest rates for our term loan borrowings. These interest rate swaps are not designated as cash flow hedges and as a result, changes in the fair value of the interest rate swaps are recognized in interest expense immediately.

We have elected to present our interest rate swaps net on the balance sheets. There was no effect of offsetting on the balance sheets as of March 31, 2015 or December 31, 2014. Our interest rate swap position was as follows (in thousands):

				Estimated Fair Value
Notional Amount	Fixed Rate	Effective Date	Maturity Date	March 31, 2015
$140,000	0.327%	June 30, 2014	June 30, 2015	$(51)
50,000	1.198%	September 30, 2014	June 30, 2016	(94)
50,000	1.196%	September 30, 2014	June 30, 2016	(94)
				$(239)

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

The fair values of our interest rate derivatives were as follows (in thousands):

	Significant Other Observable Inputs (Level 2)
	Fair Value Measurement as of
	March 31, 2015	December 31, 2014
Current interest rate derivative assets	$13	$27
Non-current interest rate derivative assets	10	27
Current interest rate derivative (liabilities)	$(202)	$(175)
Non-current interest rate derivative (liabilities)	$(37)	$(39)
Total interest rate derivatives	$(216)	$(160)

The effect of the interest rate swap designated as a cash flow hedge in our statements of changes in partners’ capital and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Change in value recognized in other comprehensive loss - effective portion	$—	$(11)
Loss reclassified from accumulated other comprehensive loss to interest expense	—	115

There were no amounts of gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedge accounting due to the lack of probability of the forecasted transaction occurring.

The realized and unrealized amounts recognized in interest expense associated with derivatives that are not designated as hedging instruments were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Unrealized loss on interest rate derivatives	$56	$12
Realized loss on interest rate derivatives	104	27

Commodity Swaps

In our normal course of business, we periodically enter into month-ahead swap contracts to hedge our exposure to certain intra-month natural gas index pricing risk. We had no outstanding month-ahead swap contracts as of March 31, 2015. The total volume of outstanding month-ahead swap contracts as of December 31, 2014 was 12,000 MMBtu per day. We define these contracts as Level 2 because the index price associated with such contracts is observable and tied to a similarly quoted first-of-the-month natural gas index price.

We have elected to present our commodity swaps net on the balance sheets. We did not have any cash collateral received or paid on our commodity swaps as of March 31, 2015 or December 31, 2014. The effect of offsetting on our balance sheets was as follows (in thousands):

	March 31, 2015		December 31, 2014
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Gross amounts of recognized assets (liabilities)	$—	$—	$112	$—
Gross amounts offset on the balance sheets	—	—	—	—
Net amount	$—	$—	$112	$—

The realized and unrealized gain/loss on these derivatives, recognized in revenues in our statements of operations, was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Realized gain (loss) on commodity swap derivatives	$125	$(1,169)
Unrealized gain (loss) on commodity swap derivatives	(111)	44
5. LONG-LIVED ASSETS
Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (yrs)	March 31, 2015	December 31, 2014
Pipelines	30	$482,840	$468,843
Gas processing, treating and other plants	15	491,780	482,418
Compressors	7	38,325	37,865
Rights of way and easements	15	29,810	29,803
Furniture, fixtures and equipment	5	3,735	3,671
Capital lease vehicles	3-5	2,284	2,077
Total property, plant and equipment		1,048,774	1,024,676
Accumulated depreciation and amortization		(145,555)	(131,615)
Total		903,219	893,061
Construction in progress		46,243	50,051
Land and other		22,153	25,698
Property, plant and equipment, net		$971,615	$968,810

Depreciation is provided using the straight-line method based on the estimated useful life of each asset.

In January 2015, we shut down our Gregory facility for four weeks due to a fire at the facility. In connection with the fire, as of March 31, 2015, the amount we had spent as part of efforts to return the facility to service did not exceed our insurance deductible.

Intangible Assets

Intangible assets of $1.5 million as of March 31, 2015 and December 31, 2014, respectively, represent the unamortized value assigned to long-term supply and gathering contracts acquired in 2011. These intangible assets are amortized on a straight-line basis over the 30-year expected useful lives of the contracts through 2041. Amortization expense over the next five years related to intangible assets is not significant.

6. LONG-TERM DEBT

Our outstanding debt and related information at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Revolving credit facility due 2019	$65,000	$30,000
Term loans (including OID of $2.1 million) due 2021	444,592	445,629
Total long-term debt (including current portion)	509,592	475,629
Current portion of long-term debt	$(4,500)	$(4,500)
Total long-term debt	$505,092	$471,129
Outstanding letters of credit	$20,830	$30,130
Remaining unused borrowings	$114,170	$139,870

	Three Months Ended March 31,
	2015	2014
Weighted average interest rate	5.1%	4.6%
Average outstanding borrowings	$512,093	$192,403
Maximum borrowings	$522,750	$267,300

Previous Credit Facility

In November 2012, we entered into a five-year $350.0 million revolving credit facility (as amended, the “Previous Credit Facility”). Borrowings under the Previous Credit Facility were set to mature in November 2017. We utilized the Previous Credit Facility for working capital requirements and capital expenditures, the purchase of assets, the payment of distributions and other general purposes. During 2013 and the first quarter of 2014, we entered into a total of four amendments to the Previous Credit Facility. In connection with these amendments, our availability was reduced from $350.0 million to the sum of $250.0 million plus any amounts placed on deposit in a collateral account of our General Partner and letters of credit outstanding. This availability was increased to $350.0 million in connection with the fourth amendment in March 2014. In connection with the closing of the TexStar Rich Gas System Transaction, we refinanced our Previous Credit Facility and entered into the Senior Credit Facilities (as defined below).

Senior Credit Facilities

On August 4, 2014, in connection with the consummation of the Contribution and TexStar Rich Gas System Transaction, we entered into (a) a Third Amended and Restated Revolving Credit Agreement with Wells Fargo Bank, N.A., as Administrative Agent, UBS Securities LLC and Barclays Bank PLC, as Co-Syndication Agents, JPMorgan Chase Bank, N.A., as Documentation Agent, and a syndicate of lenders (the “Third A&R Revolving Credit Agreement”) and (b) a Term Loan Credit Agreement with Wells Fargo Bank, N.A., as Administrative Agent, UBS Securities LLC and Barclays Bank PLC, as Co-Syndication Agents, and a syndicate of lenders (the “Term Loan Agreement” and, together with the Third A&R Revolving Credit Agreement, the “Senior Credit Facilities”). The initial borrowings and extensions of credit under the Term Loan Agreement were used to finance the TexStar Rich Gas System Transaction (including the immediate repayment of the $100 million of debt assumed in the transaction), the repayment of certain of our existing debt and the payment of fees and expenses in connection with the new debt arrangements and ongoing working capital and other general partnership purposes. No amounts were initially drawn on the Third A&R Revolving Credit Agreement. Substantially all of our assets are pledged as collateral under the Senior Credit Facilities, with the security interest of the facilities ranking pari passu.

Third A&R Revolving Credit Agreement

The Third A&R Revolving Credit Agreement is a five-year $200 million revolving credit facility (the “Credit Facility”). Borrowings under our Credit Facility bear interest at the LIBOR plus an applicable margin or a base rate as defined in the respective credit agreement. Pursuant to the Third A&R Revolving Credit Agreement, among other things:

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

(d)
our maximum consolidated total leverage ratio (i) was set at 5.75 to 1.00 as of the last day of the fiscal quarter ending each of September 30, 2014 and December 31, 2014, (ii) is set at 5.50 to 1.00 as of the last day of the fiscal quarter ending March 31, 2015, (iii) 5.25 to 1.00 as of the last day of the fiscal quarter ending June 30, 2015 and (iv) 5.00 to 1.00 as of the last day of each fiscal quarter thereafter;

(e)
we had the right, exercisable on or before the date that our annual audited financial statements were due for the 2014 fiscal year, to comply with the consolidated total leverage ratio, consolidated senior secured leverage ratio and the consolidated interest coverage ratio covenants (the “Financial Covenants”) by applying certain specified quarterly base periods and annualization methods pertaining to the TexStar Rich Gas System;

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

On May 7, 2015, we entered into a first amendment to our Third A&R Revolving Credit Agreement that provides for more favorable financial covenants through the third quarter of 2016 and an equity cure that is available through then end of 2016. See Note 15.

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

(b)	we may seek commitments from third party lenders in connection with any incremental term loan commitment requests, subject to certain consent rights given to the administrative agent;

(c)	the guarantors and the collateral are the same as provided for the benefits of the lenders in the Third A&R Revolving Credit Agreement;

(d)	subject to certain conditions, we may request that the lenders extend the seven-year maturity of all or a portion of the outstanding loans under the facility;

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

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

On March 5, 2013, one of our subsidiaries, Southcross Marketing Company Ltd., filed suit in a District Court of Dallas County against Formosa Hydrocarbons Company, Inc. (“Formosa”).  The lawsuit sought recoveries of losses that we believe our subsidiary experienced as a result of the failure of Formosa to perform certain obligations under the gas processing and sales contract between the parties.  Formosa filed a response generally denying our claims and, later, Formosa filed a counterclaim against our subsidiary claiming our subsidiary breached the gas processing and sales contract and a related agreement between the parties for the supply by Formosa of residue gas to a third party on behalf of our subsidiary.  After a bench trial held in January 2015, on February 5, 2015, the judge ruled that Formosa breached certain of its obligations under the gas processing and sales contract and that our subsidiary breached an obligation under each of the gas processing and sales contract and the related residue gas agreement.  The amount of damages awarded to our subsidiary was in excess of the damages awarded to Formosa. Rather than wait for the judge to award attorneys’ fees for each party as to the claims on which it prevailed, the parties have reached an agreement as to the appropriate award of attorneys’ fees. The amount of attorneys’ fees to be paid to our subsidiary is in excess of the attorneys’ fees to be paid to Formosa. Our subsidiary has filed a motion for reconsideration regarding a claim that was dismissed before trial through summary judgment. Formosa has filed its own motion for reconsideration regarding the amount of damages awarded to our subsidiary on one of its claims. Even if Formosa is successful in its request to reduce the damages awarded to our subsidiary, the amount of damages awarded to our subsidiary would still be in excess of the damages awarded to Formosa. A hearing has been scheduled for June 5, 2015 on both parties’ motions. No judgment will be entered until the judge has made a ruling on these motions. Regardless of how the judge rules on these motions, the judgment is not expected to have a material impact on our results of operations, cash flows or financial condition. With the filing of this motion, we now expect a final judgment to be entered in the third quarter of 2015, which may be extended or appealed.

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

Leases

Capital Leases

We have auto leases that are classified as capital leases. The termination dates of the lease agreements vary from 2015 to 2019. We recorded amortization expense related to the capital leases of $0.1 million for each of the three months ended March 31, 2015 and 2014. Capital leases entered into during the three months ended March 31, 2015 and 2014 were $0.2 million and $0.3 million, respectively. The capital lease obligation amounts included on the balance sheets were as follows (in thousands):

	March 31, 2015	December 31, 2014
Other current liabilities	$451	$455
Other non-current liabilities	649	578
Total	$1,100	$1,033

Operating Leases

We maintain operating leases in the ordinary course of our business activities. These leases include those for office and other operating facilities and equipment. The termination dates of the lease agreements vary from 2015 to 2025. Expenses associated with operating leases, which are recorded in operations and maintenance expenses and general and administrative expenses in our statements of operations, were $1.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

Purchase Commitments

At March 31, 2015, we had commitments of approximately $18.3 million for purchases of material and equipment related to our capital projects, primarily related to the purchase of pipelines and compressors for our various capital expansion projects. We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

8. SERIES A PREFERRED UNITS

During the second quarter of 2013, we entered into a Series A Convertible Preferred Unit Purchase Agreement (the “Purchase Agreement”) with Southcross Energy LLC, pursuant to which we issued and sold 1,715,000 Series A Preferred Units to Southcross Energy LLC for a cash purchase price of $22.86 per unit, in a privately negotiated transaction (the “Private Placement”). Southcross Energy LLC sold 1,500,000 of these Series A Preferred Units to third parties during the second quarter of 2013.

All of the Series A Preferred Units, including units held by Southcross Energy LLC, were converted to common units on August 4, 2014 in connection with the Holdings Transaction. See Notes 1 and 9.

9. PARTNERS’ CAPITAL

Ownership

Our units outstanding as of March 31, 2015 are as follows (in units):

		Owned by Parent
	Partners’ Capital
	Public		Class B		General
	Common	Common	Convertible	Subordinated	Partner
Units outstanding as of December 31, 2014	21,684,543	2,116,400	14,889,078	12,213,713	1,038,852
In-kind distributions and general partner issuances to maintain 2.0% ownership	—	—	260,558	—	5,318
Units outstanding as of March 31, 2015	21,684,543	2,116,400	15,149,636	12,213,713	1,044,170

Common Units
Our common units represent limited partner interests in us. The holders of our common units are entitled to participate in partnership distributions and are entitled to exercise the rights and privileges available to limited partners under our Partnership Agreement.
In February 2014, we completed a public equity offering of 9,200,000 additional common units and we received a capital contribution from our General Partner to maintain its 2.0% interest in us. The proceeds from the public offering were $144.7 million before estimated expenses related to the offering of $0.4 million. The net proceeds from the offering were used for our Onyx acquisition in March 2014, to fund the construction of our pipeline system extending into Webb County, Texas and for general partnership purposes.
In connection with the TexStar Rich Gas System Transaction and the Holdings Transaction on August 4, 2014, we issued Class B Convertible Units, accelerated the vesting of awards under our LTIP (see Note 11), and all of the holders of our Series A Preferred Units elected to convert their Series A Preferred Units into common units based on an exchange ratio of 110%.

Class B Convertible Units

In connection with the TexStar Rich Gas System Transaction, on August 4, 2014, we established our Class B Convertible Units. The Class B Convertible Units consist of 14,633,000 of such units plus any additional Class B PIK Units. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions as noted below.

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

Changes in Partners’ Capital due to Holdings Transaction

As discussed in Note 1, on August 4, 2014, Southcross Energy LLC and TexStar combined. As a result of this transaction, Holdings, through a wholly-owned subsidiary, (a) acquired 100% of TexStar and its general partner from BBTS Borrower LP and (b) acquired 2,116,400 of our common units and 12,213,713 of our subordinated units from Southcross Energy LLC. Thus, as a result of that transaction, Holdings acquired an approximate 57.4% limited partner interest in us, as well as 100% of our General Partner, which owns an approximate 2.0% interest in us and our incentive distribution rights. BBTS Borrower LP is controlled by EIG and Tailwater. In December 2014, BBTS Borrower LP distributed to each of EIG and Tailwater, in relatively equal proportions, its interest in Holdings. Southcross Energy LLC is controlled by Charlesbank. The Holdings Transaction resulted in our Sponsors each indirectly owning approximately one-third of Holdings. Affiliates of Energy Capital Partners
Mezzanine Opportunities Fund and GE Energy Financial Services also own certain additional equity interests in Holdings.

Subordinated Units

Subordinated units represent limited partner interests in us and convert to common units at the end of the Subordination Period (as defined in our Partnership Agreement). The principal difference between our common units and our subordinated units is that in any quarter during the Subordination Period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units do not accrue arrearages. Beginning with the third quarter of 2014, until such time we have a Distributable Cash Flow Ratio of at least 1.0, Holdings, the holder of the subordinated units has waived the right to receive distributions on any subordinated units that would cause the Distributable Cash Flow Ratio to be less than 1.0.

With respect to the fourth quarter of 2014, Holdings also waived the requirement that any distribution owed to it for that quarter be paid within 45 days of the end of the quarter, provided that the distribution was paid before or in conjunction with the filing of our 2014 Annual Report on Form 10-K. We paid a distribution of $0.28 per unit on our 12,213,713 subordinated units in conjunction with the filing of our 2014 Annual Report on Form 10-K.

General Partner Interests

As defined by the Partnership Agreement, general partner units are not considered to be units (common or subordinated), but are representative of our general partner’s 2.0% ownership interest in us. Our General Partner has received general partner unit PIK distributions from our general partner units purchased in connection with the Private Placement (see Note 8) and the Class B Convertible Units. In connection with other equity issuances, including issuances related to the TexStar Rich Gas System Transaction and the Holdings Transaction, our General Partner has made capital contributions in exchange for an issuance of additional general partner units to maintain its 2.0% ownership interest in us. Also, the General Partner has received general partner unit PIK distributions from the general partner units purchased in connection with the Private Placement (see Note 8).
Equity Distribution Agreement
On November 12, 2014, we established a $75 million "at-the-market" equity offering program pursuant to an equity distribution agreement (the “Distribution Agreement”) with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC (each, a “Manager” and, collectively, the “Managers”). Under the Distribution Agreement, we may offer and sell up to $75 million in aggregate gross sales proceeds of our common units (the “Offered Units”) from time to time through the Managers, each as our sales agent. Sales of the Offered Units, if any, made under the Distribution Agreement will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices prevailing at the time of sale in block transactions, or as otherwise agreed upon by us and any Manager. The Offered Units have been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Registration No. 333-192105 declared effective December 10, 2013 (the "Registration Statement"), including the prospectus contained therein, as supplemented by the prospectus supplement filed with the SEC on November 12, 2014. We intend to use the net proceeds from the sale of the Offered Units for general partnership purposes, including the repayment of debt, acquisitions and funding capital expenditures.
The Distribution Agreement contains customary representations, warranties and agreements by us, including our obligations to indemnify the Managers for certain liabilities under the Securities Act. The Managers and certain of their affiliates have engaged, and may in the future engage, in commercial and investment banking transactions with us in the ordinary course of their business for which they have received, and expect to receive, customary compensation and expense reimbursement. In particular, affiliates of each of the Managers are lenders under our Senior Credit Facilities, an affiliate of Wells Fargo Securities, LLC is a lender under our Term Loan Agreement, and affiliates of the other sales agents may from time to time hold positions under the Term Loan Agreement. If we use any net proceeds of this offering to repay borrowings under our Senior Credit Facilities, such affiliates of the Managers will receive proceeds of the offering.
10. TRANSACTIONS WITH RELATED PARTIES

Charlesbank, EIG & Tailwater (our Sponsors)

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

	Three Months Ended March 31,
	2015	2014
Charlesbank	$14	$—
EIG	16	—
Tailwater	16	—
Total fees and expenses paid for director services to affiliated entities	$46	$—

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

	Three Months Ended March 31,
	2015	2014
Reimbursements included in general and administrative expenses	$3,134	$3,475
Reimbursements included in operations and maintenance expenses	4,781	3,943
Total reimbursements to our General Partner and its affiliates	$7,915	$7,418

Compensation expense for services incurred by us on behalf of Southcross Energy LLC was billed to Southcross Energy LLC. For the three months ended March 31, 2015, compensation expense, which was not incurred on our behalf, of $0.1 million was billed to Southcross Energy LLC. No such amounts were incurred by us and billed to Southcross Energy LLC for the three months ended March 31, 2014.
Wells Fargo Bank, N.A.
Under our Senior Credit Facilities, Wells Fargo Bank, N.A. serves as the administrative agent (and served in that same capacity under our Previous Credit Facility). See Note 6. An affiliate of Wells Fargo Bank, N.A. is a member of our investor group. We entered into amendments to our Previous Credit Facility during 2013 and 2014. In addition, in connection with the TexStar Rich Gas System Transaction, during the third quarter of 2014, we entered into the Senior Credit Facilities, which include syndicates of financial institutions and other lenders. Affiliates of Wells Fargo Bank, N.A. have from time to time engaged in commercial banking and financial advisory transactions with us in the normal course of business. During the three months ended March 31, 2015 and 2014, we incurred costs, excluding interest, to Wells Fargo Bank, N.A. and its affiliates of $0.4 million and $0.2 million, respectively.

Other Transactions with Affiliates

Under the Distribution Agreement, we made customary representations, warranties and agreements, including an agreement to indemnify the Managers for certain liabilities under the Securities Act. The Managers and certain of their affiliates have engaged, and may in the future engage, in commercial and investment banking transactions with us in the ordinary course of their business for which they have received, and expect to receive, customary compensation and expense reimbursement. In particular, affiliates of each of the Managers are lenders under our Senior Credit Facilities, an affiliate of Wells Fargo Securities, LLC is a lender under our Senior Credit Facilities and affiliates of the other sales agents may from time to time hold positions under the Term Loan Agreement. If we use any net proceeds of this offering to repay borrowings under our Senior Credit Facilities, such affiliates of the Managers will receive proceeds of the offering.

In conjunction with the TexStar Rich Gas System Transaction, we entered into a gas gathering and processing agreement (the “G&P Agreement”) and an NGL sales agreement (the “NGL Agreement”) with an affiliate of Holdings. Under the terms of these agreements, we transport, process and sell rich natural gas for the affiliate in return for fees that are substantially equivalent to the fees that Holdings receives from its customers for such services, and we can sell natural gas liquids that we own to Holdings at prices that are substantially equivalent to prices that Holdings receives from third parties. The NGL Agreement also permits us to utilize Holdings’ fractionation services at market-based rates.

During the three months ended March 31, 2015, the Partnership recorded revenues from affiliates of $7.4 million in accordance with the G&P Agreement and the NGL Agreement. Accounts receivable due from affiliates of $8.9 million as of March 31, 2015 is comprised of primarily (a) $5.6 million due from TexStar, (b) $0.9 million due from Holdings relating to gathering and processing services in the period and (c) $1.3 million, $0.6 million and $0.1 million due from T2 Eagle Ford, T2 Cogen and T2 LaSalle (each as defined in Note 13), respectively, representing reimbursements for operating costs and equipment for this investment in the joint ventures. Accounts payable due to affiliates of $3.8 million as of March 31, 2015 is comprised of primarily (a) $1.4 million due to TexStar, and (b) $1.7 million, $0.5 million and $0.1 million due to T2 Cogen, T2 Eagle Ford and T2 LaSalle, respectively, representing operational obligations.

11. INCENTIVE COMPENSATION
Unit Based Compensation
Long-Term Incentive Plan
On November 7, 2012, and in connection with our initial public offering, we established the 2012 Long-Term Incentive Plan (“LTIP”), which provides incentive awards to eligible officers, employees and directors of our General Partner. Awards granted to employees under the LTIP vest over a three-year period in equal annual installments or in the event of a change in control of our General Partner in either a common unit or an amount of cash equal to the fair market value of a common unit at the time of vesting, as determined by management at its discretion. These awards also include distribution equivalent rights that grant the holder the right to receive an amount equal to the cash distributions on common units during the period the award remains outstanding.

The following table summarizes information regarding awards of units granted under the LTIP:

	Units	Weighted-Average Fair Value at Grant Date
Unvested - December 31, 2014	470,750	$20.45
Granted units	372,283	$13.80
Forfeited units	(17,514)	$20.69
Unvested - March 31, 2015	825,519	$18.15

For the three months ended March 31, 2015 and 2014, we granted awards under the LTIP with a grant date fair value of $5.1 million and $36 thousand, respectively, which we have classified as equity awards. As of March 31, 2015 and March 31, 2014, we had total unamortized compensation expense of $12.9 million and $3.2 million, respectively, related to unvested awards. Compensation expense associated with awards granted in the three months ended March 31, 2015 of 84,423 are expected to be recognized over a one-year vesting period, while the remaining awards are expected to be recognized over the three-year vesting period from each equity award’s grant date. As of March 31, 2015 and March 31, 2014, we had 545,515 and 1,525,121 units, respectively, available for issuance under the LTIP.

A grant of 84,423 units was made to the officers of our General Partner on March 10, 2015 that have a one-year vesting period rather than a three-year vesting period. These executive awards granted in March 2015 were not compensation earned for performance in 2014.

Unit Based Compensation Expense

The following table summarizes information regarding recognized compensation expense, which is included in general and administrative and operations and maintenance expense on our statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Unit-based compensation	$813	$529
Employee Savings Plan
We have employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, whereby employees of our General Partner may contribute a portion of their base compensation to the employee savings plan, subject to limits. We provide a matching contribution each payroll period equal to 100% of each employee’s contribution up to the lesser of 6% of the employee’s eligible compensation or $17,500 annually for the period. The following table summarizes information regarding contributions and the expense recognized for the matching contributions, which is included in general and administrative expense on our statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Matching contributions expensed for employee savings plan	$181	$356

2014 Incentive Plan
On August 4, 2014, our General Partner and Southcross GP Management Holdings, LLC, a Delaware limited liability company of which Holdings is the sole managing member (“GP Management”), adopted the Southcross Energy Partners GP, LLC and Southcross GP Management Holdings, LLC 2014 Equity Incentive Plan (the “2014 Incentive Plan”). Under the 2014 Incentive Plan, employees, consultants and directors of our General Partner and GP Management will be eligible to receive incentive compensation awards.
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
In connection with the adoption of the 2014 Incentive Plan, our General Partner amended and restated its limited liability company agreement and entered into its Second Amended and Restated Limited Liability Company Agreement which establishes a new class of non-voting units for issuance pursuant to the 2014 Incentive Plan and designates Southcross Holdings Borrower LP, a wholly owned subsidiary of Holdings as our General Partner’s managing member. As of March 31, 2015, no awards had been granted under this plan.
12. REVENUES

We had revenues consisting of the following categories (in thousands):

	Three Months Ended March 31,
	2015	2014
Sales of natural gas	$112,786	$145,358
Sales of NGLs and condensate	37,183	51,874
Transportation, gathering and processing fees	29,663	16,115
Other	917	244
Total revenues	$180,549	$213,591

13. INVESTMENTS IN JOINT VENTURES

Assets acquired through the TexStar Rich Gas System Transaction include equity interests in three joint ventures. During 2012, a subsidiary of TexStar and a company subsequently acquired by Atlas Pipeline Partners, L.P. (“Atlas”) formed T2 Eagle Ford Gathering Company LLC (“T2 Eagle Ford”), T2 LaSalle Gathering Company LLC (“T2 LaSalle”) and T2 EF Cogeneration Holdings LLC (“T2 Cogen”, and collectively “T2 Rich Gas System”) to construct and operate a pipeline and cogeneration facility located in South Texas. During 2015, Atlas was acquired by Targa Pipeline Partners LP, which is now our joint venture partner. The Partnership indirectly has a 50% interest in T2 Eagle Ford, a 50% interest in T2 Cogen and a 25% interest in T2 LaSalle. The joint ventures’ summarized financial data from their statements of operations for the three months ended March 31, 2015 is as follows (in thousands):

	Three Months Ended March 31, 2015
	T2 Eagle Ford	T2 Cogen	T2 LaSalle
Revenue	$921	$1,662	$379
Net loss	(4,997)	(1,361)	(1,520)

The Partnership’s equity in losses of joint venture investments is comprised of the following for the three months ended March 31, 2015 (in thousands):

Three Months Ended
March 31, 2015
T2 Eagle Ford	$(2,491)
T2 Cogen	(681)
T2 LaSalle	(380)
Equity in losses of joint venture investments	$(3,552)
The Partnership’s investments in joint ventures is comprised of the following as of March 31, 2015 (in thousands):

March 31, 2015
T2 Eagle Ford	$107,237
T2 Cogen	19,444
T2 LaSalle	18,994
Investments in joint ventures	$145,675

14. CONCENTRATION OF CREDIT RISK

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

Our top ten customers for the three months ended March 31, 2015 and 2014 represent the following percentages of consolidated revenue:

	Three Months Ended March 31,
	2015	2014
Top ten customers	71.0%	64.6%

The percentage of total consolidated revenue for each customer that exceeded 10% of total revenues for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Trafigura Trading LLC	12.8%	12.2%
Dow Hydrocarbons & Resources LLC	10.7%	(a)

(a) Information is not provided for periods for which the customer or producer was less than 10% of our consolidated revenue.

For the three months ended March 31, 2015 and 2014, we did not experience significant non-payment for services. At March 31, 2015 and December 31, 2014, we did not record an allowance for uncollectible accounts receivable.

15. SUBSEQUENT EVENTS

Partnership Distributions

On April 28, 2015, the board of directors of our General Partner declared a cash distribution of $0.40 per common unit and General Partner unit, which will be paid on May 14, 2015 to unitholders of record on May 8, 2015. In addition, on April 28, 2015, the board of directors of our General Partner declared a $0.3257 per unit distribution for the first quarter of 2015 on the Partnership’s Class B Convertible Units. The distribution on the Class B Convertible Units will be paid in the form of additional Class B Convertible Units on May 14, 2015. In order to support the Partnership's acquisition of the TexStar Rich Gas System in August 2014, Holdings has elected to forgo distributions on any subordinated units that would cause the Partnership's distributions to exceed its distributable cash flow for any quarterly period. This election will continue until the Partnership has distributable cash flow in excess of total distributions on the Partnership's common and subordinated units and complies with the new restrictions in the Credit Agreement Amendment (defined below).

Holdings Drop-Down Transaction

On May 7, 2015, we acquired gathering, treating, compression and transportation assets (the “Holdings Acquisition”) from Holdings and its subsidiaries pursuant to a Purchase, Sale and Contribution Agreement among Holdings, TexStar Midstream Utility, LP, Frio LaSalle Pipeline, LP (“Frio”), us and certain of our subsidiaries. The acquired assets consist of the Valley Wells sour gas gathering and treating system, compression assets that are part of the Valley Wells and Lancaster gathering and treating systems and two NGL pipelines that are currently under construction. Total consideration for the assets was $15.0 million in cash and 4.5 million new common units, valued as of the date of closing, issued to Holdings equating to $77.6 million. We assumed the remaining capital expenditures for the completion of the NGL pipelines that are currently under construction.

The Valley Wells gathering system is located in the Eagle Ford Shale region, in LaSalle County, Texas. The system has sour gas treating capacity of approximately 100 MMcf/d. The system is connected to our rich gas system for transport and processing. The Holdings Acquisition includes over 50,000 horsepower of compression assets that serve both the Valley Wells and Lancaster gathering systems located primarily in Dimmit, Frio and LaSalle counties. The NGL pipelines include a Y-grade pipeline that when completed will connect our Woodsboro processing facility to Holdings’ Robstown fractionator (“Robstown”) and a propane pipeline that when completed will be from our Bonnie View fractionator to Robstown. The NGL lines are expected to be in operation by the third quarter of 2015.

Amendment to Third A&R Revolving Credit Agreement

During the fourth quarter of 2014 and into the first quarter of 2015, as a result of the decline in commodity prices and associated decline in upstream drilling activity, we experienced a decline in the growth in volume of natural gas we gather and process for our customers. Our results in the first quarter of 2015 were also negatively impacted by the fire at our Gregory facility. These collective events impacted our operating results adversely and resulted in the need to amend our Credit Facility.

On May 7, 2015, we entered into a First Amendment to our Third A&R Revolving Credit Agreement among the Partnership, as the borrower, Wells Fargo, N.A., as the administrative agent, the lenders and other parties thereto (the “Credit Agreement Amendment”). The Credit Agreement Amendment amended the Third A&R Revolving Credit Agreement.

The Credit Agreement Amendment, among other things, (a) revised the maximum consolidated total leverage ratio set at 5.75 to 1.0 as of the last day of the fiscal quarter ending each of March 31, 2015, June 30, 2015 and September 30, 2015, (ii) 5.5 to 1.0 as of the last day of the fiscal quarter ending each of December 31, 2015, March 31, 2016 and June 30, 2016, (iii) 5.25 to 1.0 as of the last day of the fiscal quarter ending September 30, 2016, and (iv) 5.00 to 1.0 as of the last day of each fiscal quarter thereafter, in each case, without any step-ups in connection with acquisitions; (b) increased the applicable margins used in connection with the loans and the commitment fee so that the applicable margin for Eurodollar Loans ranges from 2.00% to 4.50%, the applicable margin for Base Rate Loans ranges from 1.00% to 3.50% and the applicable rate for commitment fees ranges from 0.375% to 0.500%, (c) permits the Partnership to comply with certain Financial Covenants by making certain pro forma adjustments with respect to minimum revenues to be received from Frio, (d) modified our ability to cure Financial Covenant defaults; (e) imposed additional restrictions on our ability to declare and pay quarterly cash distributions with respect to our subordinated units; and (f) amended certain other provisions of the Third A&R Revolving Credit Agreement as more specifically set forth in the Credit Agreement Amendment.

16. SUPPLEMENTAL INFORMATION

Supplemental Cash Flow Information (in thousands)

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$6,841	$2,776
Cash paid for taxes, net of refunds received	—	23
Supplemental disclosures of non-cash investing and financing activities:
Accounts payable related to capital expenditures	11,899	1,628
Change in value recognized in other comprehensive loss	—	11
Capital lease obligations	207	307
Accrued distribution equivalent rights on LTIP units	334	76
Class B Convertible unit in-kind distributions	3,712	—
Capitalization of Interest Cost
We capitalize interest on projects during their construction period. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is depreciated over the estimated useful life of the asset constructed. We incurred the following interest costs (in thousands):

	Three Months Ended March 31,
	2015	2014
Total interest costs	$7,800	$3,072
Capitalized interest included in property, plant and equipment, net	(302)	(99)
Interest expense	$7,498	$2,973
Deferred Financing Costs

Deferred financing costs are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included in other assets on the balance sheets. Changes in deferred financing costs are as follows (in thousands):

	2015	2014
Deferred financing costs, January 1	$16,602	$5,237
Capitalization of deferred financing costs (1)	6	156
Amortization of deferred financing costs	(737)	(337)
Deferred financing costs, March 31	$15,871	$5,056

(1) See Note 6.

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

Future minimum annual demand payment receipts under these agreements as of March 31, 2015 were as follows: $4.2 million for the remainder of 2015; $5.6 million in 2016; $5.6 million in 2017; $2.2 million in 2018; $2.2 million in 2019; and $15.3 million thereafter. The revenue for the demand payments is recognized on a straight-line basis over the term of the contract. The demand fee revenues under the contracts were $0.7 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively, and have been included within transportation, gathering and processing fees within Note 12. These amounts do not include variable fees based on the actual gas volumes delivered under the contracts. Variable fees recognized in revenues within transportation, gathering and processing fees within Note 12 were $0.8 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Southcross Energy Partners, L.P. (the "Partnership," "Southcross," "we," "our" or "us") is a Delaware limited partnership formed in April 2012. Our common units are listed on the New York Stock Exchange under the symbol “SXE.”

Until August 4, 2014, Southcross Energy LLC, a Delaware limited liability company, held all of the equity interests in Southcross Energy Partners GP, LLC, a Delaware limited liability company and our general partner (“General Partner”), all of our subordinated units and a portion of our common units. Southcross Energy LLC is controlled through investment funds and entities associated with Charlesbank Capital Partners, LLC (“Charlesbank”).

Holdings Transaction

On August 4, 2014, Southcross Energy LLC and TexStar Midstream Services, LP, a Texas limited partnership (“TexStar”), combined pursuant to a contribution agreement in which Southcross Holdings LP, a Delaware limited partnership (“Holdings”), was formed (the “Holdings Transaction”). As a result of the Holdings Transaction, Holdings indirectly owns 100% of our General Partner (and therefore controls us), all of our subordinated units and a portion of our common units. Our General Partner owns an approximate 2.0% interest in us and all of our incentive distribution rights. Charlesbank, EIG Global Energy Partners, LLC (“EIG”) and Tailwater Capital LLC (“Tailwater”) (collectively, the “Sponsors”) each indirectly own approximately one-third of Holdings. Affiliates of Energy Capital Partners Mezzanine Opportunities Fund and GE Energy Financial Services also own certain additional equity interests in Holdings.

TexStar Rich Gas System Transaction

Contemporaneously with the closing of the Holdings Transaction, TexStar contributed to us certain gathering and processing assets (the “TexStar Rich Gas System”), which were owned by TexStar (the “TexStar Rich Gas System Transaction”). For additional details regarding the Holdings Transaction and the TexStar Rich Gas System Transaction, see Notes 1, 2, 6, 9, 10 and 13 to our condensed consolidated financial statements.

Holdings Drop-Down Transaction

On May 7, 2015, we acquired gathering, treating, compression and transportation assets (the “Holdings Acquisition”) from Holdings and its subsidiaries pursuant to a Purchase, Sale and Contribution Agreement among Holdings, TexStar Midstream Utility, LP, Frio LaSalle Pipeline, LP (“Frio”), us and certain of our subsidiaries. The acquired assets consist of the Valley Wells sour gas gathering and treating system, compression assets that are part of the Valley Wells and Lancaster gathering and treating systems and two NGL pipelines that are currently under construction. Total consideration for the assets was $15.0 million in cash and 4.5 million new common units, valued as of the date of closing, issued to Holdings equating to $77.6 million. We assumed approximately $26.0 million in remaining capital expenditures for the completion of the NGL pipelines that are currently under construction.

The Valley Wells gathering system is located in the Eagle Ford Shale region, in LaSalle County, Texas. The system has sour gas treating capacity of approximately 100 MMcf/d and is supported by a 35 MMcf/d minimum volume commitment. The system is connected to our rich gas system for transport and processing. The Holdings Acquisition includes over 55,000 horsepower of compression assets that serve both the Valley Wells and Lancaster gathering systems located primarily in Dimmit, Frio and LaSalle counties. The NGL pipelines include a Y-grade pipeline that when completed will connect our Woodsboro processing facility to Holdings’ Robstown fractionator (“Robstown”) and a propane pipeline that when completed will be from our Bonnie View fractionator to Robstown. The NGL lines are expected to be in operation by the third quarter of 2015.

The Valley Wells system, the compression assets and the Y-grade pipeline have long-term fixed-fee minimum volume or minimum utilization agreements that represent over 80% of the anticipated annualized EBITDA. Upon completion, the propane pipeline will result in immediate savings for us over the current cost of transportation for deliveries of propane from our Bonnie View fractionator.

Liquidity Consideration
Beginning in the second half of 2014 and continuing through the issuance of our financial statements, commodity prices have experienced increased volatility. In particular, natural gas, crude oil and NGL prices have decreased significantly. If a material reduction in drilling occurs in the geographic areas in which we operate, including the Eagle Ford Shale region, or significant, prolonged pricing deterioration occurs for commodities we sell, our future cash flow may be materially adversely affected.
The majority of our revenue is derived from fixed-fee contracts, which have limited direct exposure to commodity price levels since we are paid based on the volumes of natural gas that we gather, process, treat, compress and transport and the volumes of NGLs we fractionate and transport, rather than the value of the underlying natural gas or NGLs, although a percentage of our contract portfolio contains minimum volume commitment arrangements. The majority of our volumes are dependent upon the level of producer drilling activity.
After considering these uncertainties and in developing our annual budget for 2015, our forecast indicates a potential shortfall in the amount of consolidated EBITDA (as defined in our Credit Facility (as defined below)) to comply with the consolidated total leverage ratio of our Financial Covenants (as defined in Note 6 to our condensed consolidated financial statements) in our Credit Facility. As discussed in further detail in Note 6 to our condensed consolidated financial statements, we have the right (which cannot be exercised more than two times in any 12-month period or more than four times during the term of the facility) to cure such a Financial Covenant Default (as defined in Note 6 to our condensed consolidated financial statements) by our Sponsors or Holdings purchasing equity interests in or making capital contributions (an equity cure) resulting in, among other things, proceeds that, if added to consolidated EBITDA would result in us satisfying the Financial Covenants. Once such an equity cure is made, it is included in our consolidated EBITDA calculation in any rolling twelve month period that includes the quarter that was cured. Should there be an event of default under the Credit Facility, and such default is not cured, we would also experience a cross default under our Term Loan Agreement (defined in Note 6 to our condensed consolidated financial statements) and all of our debt would become due and payable to our lenders.
In response to the Partnership’s expected need for additional liquidity, our Sponsors have committed to provide the necessary funding to support the Partnership for at least a reasonable period of time in an amount up to $25 million to ensure the Partnership has sufficient liquidity to comply with its applicable Financial Covenants, and to fund normal operating and growth capital requirements. Therefore, our financial statements have been presented as if the Partnership will continue as a going concern. See Notes 6 and 15 to our condensed consolidated financial statements.
Amendment to Third A&R Revolving Credit Agreement

During the fourth quarter of 2014 and into the first quarter of 2015, as a result of the decline in commodity prices and associated decline in upstream drilling activity, we experienced a decline in the growth in volume of natural gas we gather and process for our customers. Our results in the first quarter of 2015 were also negatively impacted by the fire at our Gregory facility. These collective events impacted our operating results adversely and resulted in the need to amend our Credit Facility.

On May 7, 2015, we entered into First Amendment to our Third A&R Revolving Credit Agreement among the Partnership, as the borrower, Wells Fargo, N.A., as the administrative agent, the lenders and other parties thereto (the “Credit Agreement Amendment”). The Credit Agreement Amendment amended the Third A&R Revolving Credit Agreement.

The Credit Agreement Amendment, among other things, (a) revised the maximum consolidated total leverage ratio set at 5.75 to 1.0 as of the last day of the fiscal quarter ending each of March 31, 2015, June 30, 2015 and September 30, 2015, (ii) 5.5 to 1.0 as of the last day of the fiscal quarter ending each of December 31, 2015, March 31, 2016 and June 30, 2016, (iii) 5.25 to 1.0 as of the last day of the fiscal quarter ending September 30, 2016, and (iv) 5.00 to 1.0 as of the last day of each fiscal quarter thereafter, in each case, without any step-ups in connection with acquisitions; (b) increased the applicable margins used in connection with the loans and the commitment fee so that the applicable margin for Eurodollar Loans ranges from 2.00% to 4.50%, the applicable margin for Base Rate Loans ranges from 1.00% to 3.50% and the applicable rate for commitment fees ranges from 0.375% to 0.500%, (c) permits the Partnership to comply with certain Financial Covenants by making certain pro forma adjustments with respect to minimum revenues to be received from Frio, (d) modified our ability to cure Financial Covenant Defaults; (e) imposed additional restrictions on our ability to declare and pay quarterly cash distributions with respect to our subordinated units; and (f) amended certain other provisions of the Third A&R Revolving Credit Agreement as more specifically set forth in the Credit Agreement Amendment.

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

The following table summarizes our gross operating margins from these arrangements (in thousands):

	Three Months Ended March 31,
	2015		2014
	Gross Operating Margin	%	Gross Operating Margin	%
Fixed-fee	$30,216	76.6%	$16,253	59.8%
Fixed-spread	4,134	10.5%	3,886	14.3%
Sub-total	34,350	87.1%	20,139	74.1%
Commodity-sensitive	5,084	12.9%	7,049	25.9%
Total gross operating margin	$39,434	100.0%	$27,188	100.0%

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

Reconciliations of Non-GAAP Financial Measures

The following table presents a reconciliation of gross operating margin to net loss (in thousands):

	Three Months Ended March 31,
	2015	2014
Reconciliation of gross operating margin to net loss
Gross operating margin	$39,434	$27,188
(Deduct):
Income tax expense	(69)	(8)
Equity in losses of joint venture investments	(3,552)	—
Interest expense	(7,498)	(2,973)
Loss on sale of assets, net	(218)	(4)
General and administrative	(7,705)	(6,103)
Depreciation and amortization	(13,953)	(8,528)
Operations and maintenance	(17,190)	(10,861)
Net loss	$(10,751)	$(1,289)

The following table presents reconciliations of net cash provided by operating activities to net loss, Adjusted EBITDA and distributable cash flow (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$3,428	$14,176
Add (deduct):
Depreciation and amortization	(13,953)	(8,528)
Unit-based compensation	(813)	(529)
Amortization of deferred financing costs	(825)	(337)
Loss on sale of assets, net	(218)	(4)
Unrealized loss (gain) on financial instruments	(167)	32
Equity in losses of joint venture investments	(3,552)	—
Other, net	(18)	(14)
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	(19,082)	7,477
Prepaid expenses and other current assets	297	(813)
Other non-current assets	(170)	25
Accounts payable and accrued expenses	27,111	(13,694)
Other liabilities, including affiliates	(2,789)	920
Net loss	$(10,751)	$(1,289)
Add (deduct):
Depreciation and amortization	13,953	8,528
Interest expense	7,498	2,973
Income tax expense	69	8
Unrealized loss (gain) on commodity swaps	111	(32)
Revenue deferral adjustment	754	1,182
Unit-based compensation	824	529
Loss on sale of assets, net	218	4
Major litigation costs, net of recoveries	453	273
Transaction-related costs	301	303
Equity in losses of joint venture investments	3,552	—
Other, net	—	18
Adjusted EBITDA	$16,982	$12,497
(Deduct):
Cash interest, net of capitalized costs	(6,636)	(2,615)
Income tax expense	(69)	(8)
Maintenance capital expenditures	(2,526)	(1,363)
Distributable cash flow	$7,751	$8,511

Current Year Highlights

There were no significant events that took place during the three months ended March 31, 2015 that materially impacted or are likely to impact our financial condition and results of operations.

Results of Operations

The following table summarizes our results of operations (in thousands, except operating data):

	Three Months Ended March 31,
	2015	2014
Revenues:
Revenues	$173,102	$213,591
Revenues - affiliates	7,447	—
Total revenues	180,549	213,591
Expenses:
Cost of natural gas and liquids sold	141,115	186,403
Operations and maintenance	17,190	10,861
Depreciation and amortization	13,953	8,528
General and administrative	7,705	6,103
Loss on sale of assets, net	218	4
Total expenses	180,181	211,899

Income from operations	368	1,692
Other income (expense):
Equity in losses of joint venture investments	(3,552)	—
Interest expense	(7,498)	(2,973)
Total other expense	(11,050)	(2,973)
Loss before income tax expense	(10,682)	(1,281)
Income tax expense	(69)	(8)
Net loss	$(10,751)	$(1,289)

Other financial data:
Adjusted EBITDA	$16,982	$12,497
Gross operating margin	$39,434	$27,188

Maintenance capital expenditures	$2,526	$1,363
Growth capital expenditures	$25,246	$9,724

Operating data:
Average throughput volumes of natural gas (MMBtu/d) (1)
South Texas	827,435	443,043
Mississippi and Alabama	276,037	222,296
Total average throughput volumes of natural gas	1,103,472	665,339
Average volume of processed gas (MMBtu/d)	541,115	246,422
Average volume of NGLs fractionated (Bbls/d)	20,596	14,329

Realized prices on natural gas volumes ($/MMBtu)	$2.92	$5.07
Realized prices on NGL volumes ($/gal)	0.41	0.96

(1) Average throughput volumes of natural gas per day include sales, transportation, fuel and shrink volumes.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Volume and overview.  Our average throughput volume of natural gas per day increased by 438,133 MMBtu/d, or 66%, to 1,103,472 MMBtu/d during the three months ended March 31, 2015, compared to 665,339 MMBtu/d during the three months ended March 31, 2014, due primarily to increased gas volumes in South Texas from the TexStar Rich Gas System and Onyx (as defined in Note 2 to our condensed consolidated financial statements) acquisitions as well as increases in volume from new and existing customers in the Eagle Ford Shale region. Beginning in the second half of 2014 and continuing through the issuance of our financial statements, commodity prices have experienced increased volatility. In particular, crude oil and NGL prices have decreased significantly. Our future cash flow may be materially adversely affected if we experience significant, prolonged pricing deterioration of the commodities we sell or there is a material reduction in drilling in the geographic footprints in which we operate, including the Eagle Ford Shale region.

Processed gas volumes increased 294,693 MMBtu/d, or 120%, to 541,115 MMBtu/d during the three months ended March 31, 2015, compared to 246,422 MMBtu/d during the three months ended March 31, 2014. This increase was due primarily to increased volumes from the TexStar Rich Gas System Transaction and increases in volumes from new and existing customers in the Eagle Ford Shale region.

NGLs fractionated for the three months ended March 31, 2015 averaged 20,596 Bbls/d, an increase of 6,267 Bbls/d, or 44%, compared to 14,329 Bbls/d for the three months ended March 31, 2014. This increase was due primarily to the impact of additional volumes of rich gas on our system and enhanced operational efficiency at our existing facilities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Gross operating margin for the three months ended March 31, 2015 was $39.4 million, compared to $27.2 million for the three months ended March 31, 2014. This increase of $12.2 million, or 45%, was due primarily to increased processed gas volumes on our system, as well as increased transportation, gathering and processing fees.

Adjusted EBITDA increased by $4.5 million, or 36%, to $17.0 million for the three months ended March 31, 2015, compared to $12.5 million for the three months ended March 31, 2014, due to higher processed gas volumes and margins from processing and fractionation activities, partially offset by higher operating and general and administrative expenses. We had a net loss of $10.8 million for the three months ended March 31, 2015 compared to a net loss of $1.3 million for the three months ended March 31, 2014. Net loss increased by $9.5 million due primarily to equity in losses of our joint venture investments and increased interest expense due to higher average borrowings.

Revenues.  Our total revenues for the three months ended March 31, 2015 decreased $33.1 million, or 15%, to $180.5 million compared to $213.6 million for the three months ended March 31, 2014. This decrease was due primarily to revenue from sales of natural gas decreasing by $32.6 million due to a decrease in realized prices in natural gas, and revenue from sales of NGLs and condensate decreasing by $14.7 million due to a decrease in realized prices in NGLs for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was partially offset by increased revenue of $23.8 million resulting from the addition of the TexStar Rich Gas System Transaction, the Onyx acquisition and Texoz acquisition.

Cost of natural gas and NGLs sold.  Our cost of natural gas and NGLs sold for the three months ended March 31, 2015 was $141.1 million, compared to $186.4 million for the three months ended March 31, 2014. This decrease of $45.3 million, or 24%, was due primarily to lower natural gas and NGL prices compared to the same period in 2014.

Operations and maintenance expenses.  Operations and maintenance expenses for the three months ended March 31, 2015 were $17.2 million, compared to $10.9 million for the three months ended March 31, 2014. This increase of $6.3 million, or 58%, was due primarily to higher fees of $1.5 million, higher operating costs of $1.1 million due to the acquisition of additional assets, increased rental expenses of $0.8 million and increased labor and benefits costs of $0.8 million from employee additions during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

General and administrative expenses.  General and administrative expenses for the three months ended March 31, 2015 were $7.7 million, compared to $6.1 million for the three months ended March 31, 2014. This increase of $1.6 million, or 26%, was due primarily to higher professional fees of $0.4 million, higher insurance costs of $0.4 million and increased labor and benefits costs of $0.3 million from employee additions for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended March 31, 2015 was $14.0 million, compared to $8.5 million for the three months ended March 31, 2014. The increase of $5.5 million, or

65%, was due primarily to depreciation of the TexStar Rich Gas System assets acquired in the third quarter of 2014 and other capital projects placed in service during 2014.

Equity in losses of joint venture investments.  Our share of losses incurred by the joint venture investments acquired as part of the TexStar Rich Gas System assets was $3.6 million for the three months ended March 31, 2015. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses are primarily related to the joint ventures’ depreciation and amortization.

Interest expense.  For the three months ended March 31, 2015, interest expense was $7.5 million, compared to $3.0 million for the three months ended March 31, 2014. This increase of $4.5 million was due to higher average borrowings related primarily to the debt incurred as part of the TexStar Rich Gas System Transaction.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash generated from operations, cash raised through issuances of additional equity and debt securities and borrowings under our Senior Credit Facilities (as defined in Note 6 to our condensed consolidated financial statements). Our primary cash requirements consist of operating and maintenance and general and administrative expenses, growth and maintenance capital expenditures to sustain existing operations or generate additional revenues, interest payments on outstanding debt, purchases and construction of new assets, business acquisitions and distributions to unitholders.
We expect to fund short term cash requirements, such as operating and maintenance and general and administrative expenses and maintenance capital expenditures, primarily through operating cash flows. We expect to fund long-term cash requirements, such as for expansion projects and acquisitions, through several sources, including operating cash flows, borrowings under our Senior Credit Facilities and issuances of additional debt and equity securities, as appropriate and subject to market conditions. See Note 6 to our condensed consolidated financial statements.
Beginning in the second half of 2014 and continuing through the issuance of our financial statements, commodity prices have experienced increased volatility. In particular, natural gas, crude oil and NGL prices have decreased significantly. Our future cash flow may be materially adversely affected if we experience significant, prolonged pricing deterioration of the commodities we sell or there is a material reduction in drilling in the geographic areas in which we operate, including the Eagle Ford Shale region. See Note 1 to our condensed consolidated financial statements.
As of May 4, 2015, we had $529.6 million in outstanding borrowings under our Senior Credit Facilities. Under our five-year revolving credit facility, pursuant to our Third A&R Revolving Credit Agreement, we have the ability to borrow up to $200 million (the “Credit Facility”) less any letters of credit amounts outstanding, which as of May 4, 2015 provided us access to $93.9 million.
On May 7, 2015, we entered into a first amendment to our Third A&R Revolving Credit Agreement that provides for more favorable financial covenants through the third quarter of 2016 and established an equity cure that is available through the end of 2016. See Note 15 to our condensed consolidated financial statements.
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

•	maintenance capital expenditures, which are capital expenditures that are not considered growth capital expenditures.

The following table summarizes our capital expenditures (in thousands):

	Three Months Ended March 31,
	2015	2014
Maintenance capital	$2,526	$1,363
Growth capital	25,246	9,724
Capital expenditures	$27,772	$11,087

Our growth capital expenditures during the three months ended March 31, 2015 relate primarily to the timing of payments, $9.7 million of which related to 2014 activity but were paid in 2015, as well as various expansion and improvement projects primarily in our South Texas assets. The growth capital expenditures during the three months ended March 31, 2014 related primarily to construction of an addition to our pipeline system extending into Webb County, Texas.

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

We believe that cash from operations, cash on hand, commitments from our Sponsors, and our unused borrowings under our Senior Credit Facilities will provide liquidity to meet future short term capital requirements for a reasonable period of time. The sufficiency of these liquidity sources to fund necessary and committed capital needs will be dependent upon our ability to meet our covenant requirements of our Senior Credit Facilities. We believe we have and will continue to have sufficient liquidity to operate our business. See Notes 1 and 6 to our condensed consolidated financial statements.
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
Cash Flows

The following table provides a summary of our cash flows by category (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$3,428	$14,176
Net cash used in investing activities	(25,208)	(50,416)
Net cash provided by financing activities	20,361	37,325

Operating cash flows — Net cash provided by operating activities was $3.4 million for the three months ended March 31, 2015, compared to $14.2 million for the three months ended March 31, 2014. The decrease in cash from operating activities was primarily the result of decreased net earnings during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Investing cash flows — Net cash used in investing activities for the three months ended March 31, 2015 was $25.2 million, compared to $50.4 million for the three months ended March 31, 2014. The decrease of $25.2 million primarily relates to the Onyx acquisition in March 2014, partially offset by increased capital expenditures in 2015.

Financing cash flows — Net cash provided by financing activities for the three months ended March 31, 2015 was $20.4 million, compared to $37.3 million for the three months ended March 31, 2014. The decrease was due to proceeds received from our $144.7 million equity offering, net of expenses, in the first quarter of 2014, partially offset by additional net borrowings of $130.3 million from our debt instruments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, except for our letters of credit under our Senior Credit Facilities described in Note 6 to our condensed consolidated financial statements. Our liquidity considerations are described in Note 1 to our condensed consolidated financial statements.

Recent Accounting Pronouncements

For information on new accounting pronouncements, see Note 1 to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in our 2014 Annual Report on Form 10-K.  The preparation of financial statements in conformity with GAAP requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no significant changes to our critical accounting policies as described in our 2014 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes to our quantitative and qualitative disclosures about market risk as described in our 2014 Annual Report on Form 10-K.

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

Internal control over financial reporting.  There were no changes in our system of internal control over financial reporting (as defined in Rule 13a—15(f) or Rule 15d—15(f) of the Exchange Act) during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

A description of our material legal proceedings is included in Note 7 to our condensed consolidated financial statements, “Commitments and Contingencies – Legal Matters” of this report, and is incorporated herein by reference.

Item 1A. Risk Factors.

The risk factors contained in our 2014 Annual Report on Form 10-K under Part 1A “Risk Factors” are incorporated herein by reference. There have been no material changes in our risk factors since that report.

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

SOUTHCROSS ENERGY PARTNERS, L.P.

		By:	Southcross Energy Partners GP, LLC, its general partner

Date:	May 8, 2015	By:	/s/ J. Michael Anderson
J. Michael Anderson
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date:	May 8, 2015	By:	/s/ Donna A. Henderson
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

4.1
Registration Rights Agreement, dated as of April 12, 2013, by and between Southcross Energy Partners, L.P. and Southcross Energy LLC (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ending December 31, 2012).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).
32.1**
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

* Filed herewith.
** Furnished herewith.
† The financial information contained in the XBRL (eXtensible Business Reporting Language)-related documents is unaudited.