Form 10-Q
period 2015-09-30
Southcross Energy Partners, L.P.
filed 2015-11-06
CIK 1547638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, the registrant has 28,420,619 common units outstanding, 12,213,713 subordinated units outstanding and 15,684,512 Class B Convertible Units outstanding.  Our common units trade on the NYSE under the symbol “SXE.”

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

Southcross Energy Partners, L.P.

FORWARD-LOOKING INFORMATION

Investors are cautioned that certain statements contained in this report as well as in periodic press releases and oral statements made by our management team during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described under the section entitled “Risk Factors” included in our 2014 Annual Report on Form 10-K as updated by the Current Report on Form 8-K dated August 20, 2015.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

•
the volatility of natural gas, crude oil and NGL prices and the price and demand of products derived from these commodities, particularly in the depressed energy price environment that began in the second half of 2014, which has the potential for further deterioration and may result in a material reduction in exploration, development and production of crude oil or natural gas;

•	competitive conditions in our industry and the extent and success of producers increasing production or replacing declining production and our success in obtaining new sources of supply;

•	industry conditions and supply of pipelines, processing and fractionation capacity relative to available natural gas from producers;

•	our dependence upon a relatively limited number of customers for a significant portion of our revenues;

•	actions taken or inactions or non-performance by third parties, including suppliers, contractors, operators, processors, transporters and customers;

•	our ability to recover NGLs effectively at a rate equal to or greater than our contracted rates with customers;

•	our ability to produce and market NGLs at the anticipated differential to NGL index pricing;

•	our access to markets enabling us to match pricing indices for purchases and sales of natural gas and NGLs;

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

•	our ability to manage, over time, changing exposure to commodity price risk;

•	the effectiveness of our hedging activities or our decisions not to undertake hedging activities;

•
our access to financing and ability to remain in compliance with our financial covenants, and the potential for lack of access to debt and equity capital markets if the depressed energy price environment that began in the second half of 2014 continues;

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

The foregoing list of risks and uncertainties may not contain all of the risks and uncertainties that could affect us. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not, in fact, occur. Accordingly, undue reliance should not be placed on these statements. We undertake no obligation to update publicly or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,651	$1,649
Trade accounts receivable	43,765	74,086
Accounts receivable - affiliates	32,662	11,325
Prepaid expenses	4,238	3,073
Other current assets	3,174	1,813
Total current assets	85,490	91,946

Property, plant and equipment, net	1,074,664	1,058,570
Intangible assets, net	1,469	1,511
Investments in joint ventures	139,973	147,098
Other assets	27,159	17,189
Total assets	$1,328,755	$1,316,314

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$83,701	$116,842
Accounts payable - affiliates	5,258	12,856
Current portion of long-term debt	4,500	4,500
Other current liabilities	12,238	12,773
Total current liabilities	105,697	146,971

Long-term debt	573,007	471,129
Other non-current liabilities	3,785	1,110
Total liabilities	682,489	619,210

Commitments and contingencies (Note 7)

Partners' capital:
Common units (28,418,156 and 23,800,943 units outstanding as of September 30, 2015 and December 31, 2014, respectively)	287,761	259,735
Class B Convertible units (15,684,512 and 14,889,078 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	304,930	298,833
Subordinated units (12,213,713 units issued and outstanding as of September 30, 2015 and December 31, 2014)	41,291	48,831
General partner interest	12,284	12,385
Southcross Holdings' equity in contributed subsidiaries	—	77,320
Total partners' capital	646,266	697,104
Total liabilities and partners' capital	$1,328,755	$1,316,314

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Revenues	$147,114	$206,388	$471,735	$615,042
Revenues - affiliates	32,455	6,290	60,993	6,290
Total revenues	179,569	212,678	532,728	621,332

Expenses:
Cost of natural gas and liquids sold	133,401	180,562	399,111	535,791
Operations and maintenance	19,139	18,097	61,528	40,702
Depreciation and amortization	17,853	12,701	52,456	30,207
General and administrative	6,803	15,085	23,612	27,881
Impairment of assets	—	1,556	193	1,556
Loss (gain) on sale of assets, net	(33)	334	146	292
Total expenses	177,163	228,335	537,046	636,429

Income (loss) from operations	2,406	(15,657)	(4,318)	(15,097)
Other expense:
Equity in losses of joint venture investments	(3,567)	(3,308)	(10,722)	(3,308)
Interest expense	(8,688)	(4,596)	(24,087)	(9,340)
Loss on extinguishment of debt	—	(2,316)	—	(2,316)
Other expense	—	(86)	—	(86)
Total other expense	(12,255)	(10,306)	(34,809)	(15,050)
Loss before income tax benefit (expense)	(9,849)	(25,963)	(39,127)	(30,147)
Income tax benefit (expense)	190	(69)	113	(133)
Net loss	$(9,659)	$(26,032)	$(39,014)	$(30,280)
Series A Preferred unit fair value adjustment	—	424	—	(4,596)
Series A Preferred unit in-kind distribution	—	—	—	(534)
General partner unit in-kind distribution	(28)	(112)	(165)	(123)
Net loss attributable to Holdings	—	(1,254)	(4,258)	(1,254)
Net loss attributable to partners	$(9,687)	$(24,466)	$(34,921)	$(34,279)

Earnings per unit and distributions declared
Net loss allocated to limited partner common units	$(4,799)	$(11,156)	$(16,711)	$(19,084)
Weighted average number of limited partner common units outstanding	28,372	22,926	26,234	20,911
Basic and diluted loss per common unit	$(0.17)	$(0.49)	$(0.64)	$(0.91)

Net loss allocated to limited partner subordinated units	$(2,065)	$(6,009)	$(7,777)	$(7,795)
Weighted average number of limited partner subordinated units outstanding	12,214	12,214	12,214	12,214
Basic and diluted loss per subordinated unit	$(0.17)	$(0.49)	$(0.64)	$(0.64)
Distributions declared per common unit	$0.40	$0.40	$1.20	$1.20

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(9,659)	$(26,032)	$(39,014)	$(30,280)
Other comprehensive income (loss):
Hedging losses reclassified to earnings and recognized in interest expense	—	—	—	221
Adjustment in fair value of derivatives	—	—	—	(11)
Total other comprehensive income	—	—	—	210
Comprehensive loss	$(9,659)	$(26,032)	$(39,014)	$(30,070)

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(39,014)	$(30,280)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,456	30,207
Unit-based compensation	3,513	10,837
Amortization of deferred financing costs	2,615	3,596
Loss on sale of assets, net	146	292
Unrealized loss on financial instruments	289	539
Equity in losses of joint venture investments	10,722	3,308
Distribution from joint venture investment	500	—
Impairment of assets	193	1,556
Other, net	(69)	81
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	5,613	(10,517)
Prepaid expenses and other current assets	(1,516)	(1,066)
Other non-current assets	77	(34)
Accounts payable and accrued liabilities	(14,180)	10,043
Other liabilities, including affiliates	3,163	2,343
Net cash provided by operating activities	24,508	20,905
Cash flows from investing activities:
Capital expenditures	(93,946)	(103,370)
Expenditures for assets subject to property damage claims, net of insurance proceeds and deductibles	(2,482)	(796)
Proceeds from sales of assets	4,693	1,758
Investment contribution to joint venture investments	(2,474)	(105)
Consideration paid for Holdings' drop-down acquisition	(15,000)	—
TexStar Rich Gas System acquisition from affiliate	—	(79,955)
Other acquisitions	—	(38,636)
Net cash used in investing activities	(109,209)	(221,104)
Cash flows from financing activities:
Proceeds from issuance of common units, net	—	144,671
Borrowings under our credit facility	136,000	184,000
Borrowings under our term loan agreement	—	450,000
Repayments under our credit facility	(31,000)	(442,300)
Repayments under our term loan agreement	(3,375)	(1,125)
Payments on capital lease obligations	(406)	(454)
Financing costs	(685)	(17,716)
Contributions from general partner	1,301	9,967
Payments of distributions and distribution equivalent rights	(35,088)	(42,711)
Expenses paid by Holdings on behalf of Valley Wells' assets	17,858	17,872
Assumption and repayment of debt in TexStar Rich Gas System Transaction	—	(100,000)
Valley Wells operating expense cap adjustment	518	—
Other, net	(420)	(3,532)
Net cash provided by financing activities	84,703	198,672

Net increase (decrease) in cash and cash equivalents	2	(1,527)
Cash and cash equivalents — Beginning of period	1,649	3,349
Cash and cash equivalents — End of period	$1,651	$1,822

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Partners' Capital
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Southcross Holdings’ equity in contributed subsidiaries	Total
BALANCE - December 31, 2014	$259,735	$298,833	$48,831	$12,385	$77,320	$697,104
Net loss	(16,583)	(9,722)	(7,755)	(696)	(4,258)	(39,014)
Contributions from general partner	—	—	—	1,301	—	1,301
Class B Convertible unit in-kind distribution	(5,340)	8,059	(2,557)	(162)	—	—
Unit-based compensation on long-term incentive plan	3,384	—	—	—	—	3,384
Cash distributions and distribution equivalent rights paid	(30,366)	—	(3,432)	(1,290)	—	(35,088)
Accrued distribution equivalent rights on long-term incentive plan	(703)	—	—	—	—	(703)
Tax withholdings on unit-based compensation vested units	(419)	—	—	—	—	(419)
General partner unit in-kind distribution	(112)	—	(53)	165	—	—
Valley Wells' operating expense cap adjustment	1,023	—	—	—	—	1,023
Purchase of assets in Holdings drop-down acquisition	62,640	—	—	—	(77,640)	(15,000)
Contribution of NGL pipelines in Holdings drop-down acquisition	—	—	—	—	15,000	15,000
Net assets contributed in Holdings drop-down acquisition in excess of consideration paid	14,502	7,760	6,257	581	(29,100)	—
Expenses paid by Holdings on behalf of Valley Wells' assets	—	—	—	—	17,858	17,858
Net liabilities assumed by Holdings in Holdings drop-down acquisition	—	—	—	—	820	820
BALANCE - September 30, 2015	$287,761	$304,930	$41,291	$12,284	$—	$646,266

	Partners' Capital
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Southcross Holdings' equity in contributed subsidiaries	Accumulated Other Comprehensive Loss	Total
BALANCE - December 31, 2013	$169,141	$—	$99,726	$6,367	$—	$(210)	$275,024
Net loss	(15,356)	(6,778)	(7,565)	(581)	—	—	(30,280)
Issuance of common units, net	144,671	—	—	—	—	—	144,671
Issuance of Class B Convertible units, net	—	324,413	—	—	—	—	324,413
Consideration paid in excess of purchase price for the TexStar Rich Gas System	(45,420)	(27,925)	(23,308)	(1,972)	—	—	(98,625)
Contributions from general partner	—	—	—	9,967	—	—	9,967
Class B Convertible unit in-kind distribution	(3,533)	5,467	(1,824)	(110)	—	—	—
Unit-based compensation on long-term incentive plan	9,236	—	—	—	—	—	9,236
Series A Preferred conversion into common units	45,624	—	—	—	—	—	45,624
Series A Preferred unit in-kind distribution and fair value adjustments	(3,126)	—	(1,897)	(107)	—	—	(5,130)
Cash distributions and distribution equivalent rights paid	(26,566)	—	(14,657)	(869)	—	—	(42,092)
Accrued distribution equivalent rights on long-term incentive plan	(562)	—	—	—	—	—	(562)
Tax withholdings on unit-based compensation vested units	(3,532)	—	—	—	—	—	(3,532)
General partner unit in-kind distribution	(78)	—	(45)	123	—	—	—
Net effect of cash flow hedges	—	—	—	—	—	210	210
Expenses paid by Southcross Holdings on behalf of Valley Wells and Compressor Assets	—	—	—	—	17,872	—	17,872
BALANCE - September 30, 2014	$270,499	$295,177	$50,430	$12,818	$17,872	$—	$646,796

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

Liquidity Consideration
Beginning in the second half of 2014 and continuing through the issuance of these financial statements, commodity prices have experienced increased volatility. In particular, natural gas, crude oil and NGL prices have decreased significantly. If a material reduction in drilling for oil or natural gas continues in the geographic areas in which we operate, including the Eagle Ford Shale region, or significant, prolonged pricing deterioration continues for commodities we sell, our future cash flow may be materially adversely affected.
The majority of our revenue is derived from fixed-fee contracts, which have limited direct exposure to commodity price levels since we are paid based on the volumes of natural gas that we gather, process, treat, compress and transport and the volumes of NGLs we fractionate and transport, rather than being paid based on the value of the underlying natural gas or NGLs. In addition, a percentage of our contract portfolio contains minimum volume commitment arrangements. The majority of our volumes are dependent upon the level of producer drilling activity.
After considering these uncertainties, we anticipate potential future shortfalls in the amount of consolidated EBITDA (as defined in the Third Amended and Restated Revolving Credit Agreement with Wells Fargo Bank, N.A., as Administrative Agent, UBS Securities LLC and Barclays Bank PLC, as Co-Syndication Agents, JPMorgan Chase Bank, N.A., as Documentation Agent, and a syndicate of lenders (the “Third A&R Revolving Credit Agreement”), as amended in May 2015) necessary to remain in compliance with the consolidated total leverage ratio of our Financial Covenants (as defined in Note 6)

in our Credit Facility. As discussed in further detail in Note 6, we have the right to cure such a Financial Covenant Default (as defined in Note 6) by either our Sponsors or Holdings purchasing equity interests in or making capital contributions (an equity cure) resulting in, among other things, proceeds that, if added to consolidated EBITDA, would result in us satisfying the Financial Covenants. Once such an equity cure is made, it is included in our consolidated EBITDA calculation in any rolling twelve month period that includes the quarter that was cured. Should there be an event of default under the Credit Facility, and such default is not cured, we would also experience a cross default under our Term Loan Agreement (defined in Note 6) and all of our debt would become due and payable to our lenders.
As of September 30, 2015, we determined that we will not be in compliance with the consolidated total leverage ratio of our Financial Covenants absent an equity cure of approximately $5.3 million within approximately 15 days following the issuance of these financial statements. We believe that we will have the ability to fund this equity cure with the remaining $8.3 million non-cash equity cure credit amount from our Credit Agreement Amendment (as defined in Note 6). We used $4.7 million of the contractual $13.0 million non-cash equity cure credit amount from our Credit Agreement Amendment to fund an equity cure as of June 30, 2015 in order to stay in compliance with the consolidated total leverage ratio of our Financial Covenants. We anticipate funding additional equity cures needed to maintain compliance with our Financial Covenants through the end of 2016 with the remainder of the non-cash equity cure credit amount, the $50 million Sponsor equity commitment described below, or a combination of the two.
In response to our need for additional liquidity and to maintain compliance with our Financial Covenants, our Sponsors have committed to provide the necessary funding to support us for at least a reasonable period of time in an amount up to $50 million, which was increased from $25 million in August 2015, to ensure we have sufficient liquidity to comply with applicable Financial Covenants and to fund normal operating and growth capital requirements. Therefore, these financial statements have been presented as if we will continue as a going concern. See Note 6.
Description of Business
We are a master limited partnership, headquartered in Dallas, Texas, that provides natural gas gathering, processing, treating, compression and transportation services and NGL fractionation and transportation services. We also source, purchase, transport and sell natural gas and NGLs. Our assets are located in South Texas, Mississippi and Alabama and include four gas processing plants, two fractionation facilities and our pipelines.
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

Basis of Presentation

We prepared this report under the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by GAAP and should be read in conjunction with our 2014 Annual Report on Form 10-K as updated by the Current Report on Form 8-K dated August 20, 2015 (“2014 Annual Report on Form 10-K”). The condensed consolidated financial statements as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, are unaudited and have been prepared on the same basis as the audited financial statements included in our 2014 Annual Report on Form 10-K. Adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position have been included herein. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

The condensed consolidated financial statements reflect the assets acquired and liabilities assumed and the related operating results associated with (i) the Onyx pipelines acquisition on March 6, 2014, (ii) the TexStar Rich Gas System Transaction and the 2015 Holdings Acquisition on August 4, 2014, (iii) and the Texoz acquisition on November 21, 2014. See Note 2.

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

Significant Accounting Policies

During the third quarter of 2015, there were no material changes to our significant accounting policies described in Note 1 of our 2014 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Accounting standard-setting organizations frequently issue new or revised accounting pronouncements. We review and evaluate new pronouncements and existing pronouncements below to determine their impact, if any, on our consolidated financial statements. We are evaluating the impact of each pronouncement on our consolidated financial statements.

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

In February 2015, the FASB issued a pronouncement that amended current consolidation guidance with regard to variable interest entities and voting interest entities. This standard will become effective beginning in 2016.

In April 2015, the FASB issued a pronouncement simplifying the presentation of debt issuance costs effective beginning in 2016. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a reduction to the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments. In August 2015, the FASB further clarified that the SEC staff would not object to a similar capitalization and amortization of deferred issuance costs for line of credit arrangements.

In April 2015, the FASB issued a pronouncement that specifies how to calculate historical earnings per unit for a master limited partnership with retrospectively adjusted financial statements subsequent to a drop-down acquisition. The amendments specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings or losses of a transferred business before the date of a drop-down acquisition are to be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners would not change as a result of the drop-down acquisition. Qualitative disclosures about how the rights to the earnings or losses differ before and after the drop-down acquisition occurs for purposes of computing earnings per unit under the two-class method are also required. This standard will become effective beginning in 2016, however we have elected to early adopt this standard in this report. See Note 3.

In September 2015, the FASB issued a pronouncement simplifying the recognition of provisional amounts that are identified during the measurement period of an acquisition. The amendments require an entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in the current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This standard will become effective beginning in 2016.

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

The fair values of the property, plant and equipment were based upon then current assumptions related to expected future cash flows, discount rates and asset lives. We utilized a mix of the cost, income and market approaches to determine the estimated fair values of such assets. The fair value measurements and models were classified as non-recurring Level 3 measurements.
We performed our assessment of the fair value of the assets acquired and liabilities assumed, and determined that the consideration given was equal to the fair value of net assets acquired. As a result, no goodwill was recorded. The assessment was finalized during the second quarter of 2014 and there were no changes to the preliminary balances recorded.
The fair value of the assets acquired and liabilities assumed related to the Onyx purchase price was as follows (in thousands):

Purchase Price—Cash	$38,636
Current assets	$730
Property, plant and equipment	39,413
Total assets acquired	40,143
Current liabilities assumed	(1,407)
Other liabilities assumed	(100)
Net identifiable assets acquired	$38,636
Unaudited Pro Forma Financial Information for Onyx Pipelines Acquisition. The following unaudited pro forma financial information for the nine months ended September 30, 2014 assumes that the acquisition of pipelines from Onyx occurred on January 1, 2013 and includes adjustments for income from operations, including depreciation and amortization, as well as the effects of financing the transaction (in thousands, except per unit information):

Nine Months Ended September 30,
2014
Total revenue	$620,796
Net loss	(29,104)
Net loss attributable to common unitholders	(19,132)
Net loss per common unit (basic and diluted)	(0.91)
Net loss attributable to subordinated unitholders	(7,823)
Net loss per subordinated unit (basic and diluted)	(0.64)
The unaudited pro forma information is not necessarily indicative of what our statements of operations would have been if the transaction had occurred on that date, or what the financial position or results from operations will be for any future periods. For the period from March 6, 2014 through September 30, 2014, the Onyx pipelines business contributed $3.0 million in revenues and $0.9 million in net income to our statements of operations.
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
Holdings Drop-Down Acquisition. On May 7, 2015, we completed the 2015 Holdings Acquisition pursuant to a Purchase, Sale and Contribution Agreement among Holdings, TexStar Midstream Utility, LP, Frio LaSalle Pipeline, LP (“Frio”), us and certain of our subsidiaries. The acquired assets consist of the Valley Wells sour gas gathering and treating system (the “Valley Wells System”), compression assets that are part of the Valley Wells and Lancaster gathering and treating systems (the “Compression Assets”) and two NGL pipelines. Total consideration for the assets was $77.6 million, consisting of $15.0 million in cash and 4.5 million new common units, valued as of the date of closing, issued to Holdings. Also, we assumed the remaining capital expenditures for the completion of the NGL pipelines that were under construction at the time of acquisition.
The Valley Wells System is located in the Eagle Ford Shale region, in LaSalle County, Texas. The system has sour gas treating capacity of approximately 100 MMcf/d and is supported by a 60 MMcf/d minimum volume commitment from Holdings for gathering and treating services, while Holdings has producer contracts with minimum volume commitments totaling 35 MMcf/d behind the system. The system is connected to our rich gas system for transport and processing. The assets acquired in the 2015 Holdings Acquisition include over 50,000 horsepower of compression capability that serve both the Valley

Wells and Lancaster gathering systems located primarily in Dimmit, Frio and LaSalle counties. The NGL pipelines, which were completed in June 2015, include a Y-grade pipeline that connects our Woodsboro processing facility to Holdings’ Robstown fractionator (“Robstown”) and a propane pipeline from our Bonnie View fractionator to Robstown.
Because of the common control aspects in the 2015 Holdings Acquisition, the 2015 Holdings Acquisition was deemed a transaction between entities under common control and, as such, was accounted for on an “as if pooled” basis for all periods which common control existed (which began on August 4, 2014). The Partnership’s financial results retrospectively include the Valley Wells’ and Compression Assets’ financial results for all periods ending after August 4, 2014, the date of the Holdings Transaction, and before May 7, 2015. The acquired NGL pipelines were accounted for as an asset acquisition and have been included in the historical financial statements beginning on May 7, 2015. As a carve-out transaction, the 2015 Holdings Acquisition has no cash accounts. As such, accounts receivable and accounts payable, along with certain other assets and liabilities that would be settled in cash, were the rights and obligations of Holdings. We are still evaluating the effect of certain liabilities at our parent company and how they should be treated going forward. Given their nature and the fact that carve-out financial statements are meant to represent an entity’s operations as if it had existed as of the time common control occurred, we have presented these amounts as third-party receivables and payables.
The amount of the consideration paid below Holdings’ net book value of the assets received and liabilities assumed of the 2015 Holdings Acquisition was recorded as an increase to partners’ capital as summarized as follows (in thousands):

Consideration paid(1)	$77,640
Total net assets contributed	106,740
Net assets contributed in excess of consideration paid	$29,100
Allocation of increase to partners' capital:
Common limited partner interest	$14,502
Class B Convertible limited partner interest	7,760
Subordinated limited partner interest	6,257
General Partner interest	581
Total increase to partners' capital	$29,100

(1) This amount was calculated as follows: $15.0 million of cash plus 4.5 million new common units at an issue price of $13.92, the closing price of the Partnership’s common units on May 7, 2015.

Supplemental Disclosures - As If Pooled Basis. As noted above, the 2015 Holdings Acquisition was between commonly controlled entities which required that we account for the acquisitions in a manner similar to a pooling of interests. As a result, the historical financial statements of the Partnership and the Valley Wells System and Compression Assets have been combined to reflect the historical operations, financial position and cash flows from the date common control began on August 4, 2014. Revenues and net income for the previously separate entities and the combined amounts for the nine months ended September 30, 2015 and three and nine months ended September 30, 2014, are as follows (in thousands):

	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine months ended September 30, 2014
Partnership revenues	$525,679	$211,493	$620,147
Valley Wells System and Compression Assets revenue(1)	7,049	1,185	1,185
Combined revenues	$532,728	$212,678	$621,332

Partnership net loss	$(34,756)	$(24,778)	$(29,026)
Valley Wells System and Compression Assets net loss(1)	(4,258)	(1,254)	(1,254)
Combined net loss	$(39,014)	$(26,032)	$(30,280)

(1) Results are fully reflected in the Partnership’s results of operations for the nine months ended September 30, 2015.

3. NET LOSS PER LIMITED PARTNER UNIT AND DISTRIBUTIONS

Net Loss Per Limited Partner Unit

The following is a reconciliation of the net loss attributable to our limited partners and our limited partner units and the basic and diluted earnings per unit calculations for the three and nine months ended September 30, 2015 and 2014 (in thousands, except unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(9,659)	$(26,032)	$(39,014)	$(30,280)
Series A Preferred unit fair value adjustment (1)	—	424	—	(4,596)
Series A Preferred unit in-kind distribution	—	—	—	(534)
General partner unit in-kind distribution	(28)	(112)	(165)	(123)
Net loss attributable to Holdings	—	(1,254)	(4,258)	(1,254)
Net loss attributable to partners	$(9,687)	$(24,466)	$(34,921)	$(34,279)

General partner's interest (2)	$(201)	$(523)	$(711)	$(622)
Class B Convertible limited partner interest (2)	(2,622)	(6,778)	(9,722)	(6,778)
Limited partners' interest (2)
Common	$(4,799)	$(11,156)	$(16,711)	$(19,084)
Subordinated	(2,065)	(6,009)	(7,777)	(7,795)

(1) The valuation adjustment to maximum redemption value of the Series A Preferred unit in-kind distribution decreased the net loss attributable to partners for the three months ended September 30, 2014 and increased the net loss attributable to partners for the nine months ended September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Common Units	2015	2014	2015	2014
Interest in net loss	$(4,799)	$(11,156)	$(16,711)	$(19,084)
Effect of dilutive units - numerator (1)	—	—	—	—
Dilutive interest in net loss	$(4,799)	$(11,156)	$(16,711)	$(19,084)

Weighted-average units - basic	28,371,903	22,925,979	26,233,614	20,911,472
Effect of dilutive units - denominator (1)	—	—	—	—
Weighted-average units - dilutive	28,371,903	22,925,979	26,233,614	20,911,472

Basic and diluted net loss per common unit	$(0.17)	$(0.49)	$(0.64)	$(0.91)

	Three Months Ended September 30,		Nine Months Ended September 30,
Subordinated Units	2015	2014	2015	2014
Interest in net loss	$(2,065)	$(6,009)	$(7,777)	$(7,795)
Effect of dilutive units - numerator(1)	—	—	—	—
Dilutive interest in net loss	$(2,065)	$(6,009)	$(7,777)	$(7,795)

Weighted-average units - basic	12,213,713	12,213,713	12,213,713	12,213,713
Effect of dilutive units - denominator(1)	—	—	—	—
Weighted-average units - dilutive	12,213,713	12,213,713	12,213,713	12,213,713

Basic and diluted net loss per subordinated unit	$(0.17)	$(0.49)	$(0.64)	$(0.64)

(1) Because we had a net loss for all periods for common units and the subordinated units, the effect of the dilutive units would be anti-dilutive to the per unit calculation. Therefore, the weighted average units outstanding are the same for basic and dilutive net loss per unit for those periods. The weighted average units that were not included in the computation of diluted per unit amounts were 4,526 and 11,464 for the three and nine months ended September 30, 2015, respectively.

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

Distributions

Our agreement of limited partnership, which was amended and restated on August 4, 2014 in order to establish the Class B Convertible Units (as amended and restated, our “Partnership Agreement”), requires that within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by our General Partner. Subject to the waiver and credit agreement restriction, described below, we intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.40 per unit, or $1.60 on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our General Partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Beginning with the third quarter of 2014, until such time that we have a distributable cash flow divided by cash distributions ratio (“Distributable Cash Flow Ratio”) of at least 1.0, Holdings, the indirect holder of all of our subordinated units, waived the right to receive distributions on any subordinated units that would cause the Distributable Cash Flow Ratio to be less than 1.0. In addition, the Credit Agreement Amendment (as defined in Note 6) imposed additional restrictions on our ability to declare and pay quarterly cash distributions with respect to our subordinated units. See Note 6.

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

Class B Convertible Units. In connection with the Contribution and the TexStar Rich Gas System Transaction, on August 4, 2014, we established our Class B Convertible Units. As of September 30, 2015, the Class B Convertible Units consisted of 15,684,512 of such units including the additional Class B Convertible Units issued in-kind as a distribution (“Class B PIK Units”). The Class B Convertible Units are not participating securities for purposes of the earnings per unit calculation. Commencing with the quarter ended September 30, 2014 and until converted, as long as certain requirements are met, the holders of the Class B Convertible Units will receive quarterly distributions in an amount equal to $0.3257 per unit paid in Class B PIK Units (based on a unit issuance price of $18.61) within 45 days after the end of each quarter. Our General Partner was entitled, and has exercised its right, to retain its 2.0% general partner interest in us in connection with the original issuance of 14,633,000 Class B Convertible Units. In connection with future distributions of Class B PIK Units, the General Partner is entitled to a corresponding distribution to maintain its 2.0% general partner interest in us. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions. See Note 9.

The following table presents the PIK distribution earned on the Class B Convertible Units for periods after issuance on August 4, 2014 through September 30, 2015 (in thousands, except per unit and in-kind distribution units):

Payment Date	Attributable to the Quarter Ended	Per Unit Distribution	In-Kind Class B Convertible Unit Distributions to Class B Convertible Holders	In-Kind Class B Convertible Distributions Value(1)	In-Kind Unit Distribution to General Partner	In-Kind General Partner Distribution Value(1)
2015
November 13, 2015	September 30, 2015	$0.3257	274,478	$1,353	5,601	$28
August 14, 2015	June 30, 2015	0.3257	269,758	2,994	5,505	61
May 14, 2015	March 31, 2015	0.3257	265,118	3,712	5,410	76
2014
February 13, 2015	December 31, 2014	0.3257	260,558	4,143	5,318	85
November 14, 2014	September 30, 2014	0.3257	256,078	5,467	5,226	112

(1) The fair value was calculated as required, based on the common unit price at the quarter end date for the period attributable to the distribution, multiplied by the number of units distributed.

Cash Distributions

The following table represents our distributions declared for the quarterly periods beginning in 2014 through the nine months ended September 30, 2015 (in thousands, except per unit data):

				Distributions
	Attributable to the	Per Unit		Limited Partners
Payment Date	Quarter Ended	Distribution		Common	Subordinated		General Partner	Total
2015
November 13, 2015	September 30, 2015	$0.40		$11,367	$—		$459	$11,826
August 14, 2015	June 30, 2015	0.40		11,325	—		457	11,782
May 14, 2015	March 31, 2015	0.40		9,520	—		418	9,938
2014
February 13, 2015	December 31, 2014	0.40	(1)	9,520	3,432	(2)	416	13,368
November 14, 2014	September 30, 2014	0.40	(1)	9,520	—		413	9,933
August 14, 2014	June 30, 2014	0.40		9,399	4,886		290	14,575
May 15, 2014	March 31, 2014	0.40		8,586	4,886		290	13,762

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

The interest rate swap was designated as a cash flow hedge for accounting purposes at inception of the contract and, thus, to the extent the cash flow hedge was effective, unrealized gains and losses were recorded to accumulated other comprehensive income/loss and recognized in interest expense as the underlying hedged transactions (interest payments) were recorded. Any hedge ineffectiveness was recognized in interest expense immediately. We did not have any hedge ineffectiveness during the three and nine months ended September 30, 2014.

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

The effect of the interest rate swap designated as a cash flow hedge in our statements of changes in partners’ capital and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Change in value recognized in other comprehensive loss - effective portion	$—	$(11)
Loss reclassified from accumulated other comprehensive loss to interest expense	—	221

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

We enter into interest rate swap contracts whereby we receive a floating rate and pay a fixed rate to reduce the risk associated with the variability of interest rates for our term loan borrowings. Our interest rate swap position was as follows (in thousands):

				Estimated Fair Value
Notional Amount	Fixed Rate	Effective Date	Maturity Date	September 30, 2015
$50,000	1.198%	September 30, 2014	June 30, 2016	$(71)
50,000	1.196%	September 30, 2014	June 30, 2016	(70)
100,000	1.195%	June 30, 2015	January 1, 2017	(190)
				$(331)

We enter into interest rate cap contracts to effectively limit our LIBOR-based interest rate risk on the portion of debt hedged at the contracted cap rate. Our interest rate cap position was as follows (in thousands):

				Estimated Fair Value
Notional Amount	Cap Rate	Effective Date	Maturity Date	September 30, 2015
$20,000	1.500%	December 31, 2014	December 31, 2016	$3
80,000	3.000%	June 30, 2015	June 30, 2017	6
				$9

These interest rate derivatives are not designated as cash flow hedges and as a result, changes in the fair value are recognized in interest expense immediately.

The fair value of our interest rate derivative transactions is determined based on a discounted cash flow method using contractual terms of the transactions. The floating coupon rate is based on observable rates consistent with the frequency of the interest cash flows.We have elected to present our interest rate derivatives net on the balance sheets. There was no effect of offsetting on the balance sheets as of September 30, 2015 or December 31, 2014.

The fair values of our interest rate derivatives were as follows (in thousands):

	Significant Other Observable Inputs (Level 2)
	Fair Value Measurement as of
	September 30, 2015	December 31, 2014
Current interest rate derivative assets	$6	$27
Non-current interest rate derivative assets	3	27
Current interest rate derivative (liabilities)	(293)	(175)
Non-current interest rate derivative (liabilities)	(38)	(39)
Total interest rate derivatives	$(322)	$(160)

The realized and unrealized amounts recognized in interest expense associated with derivatives that are not designated as hedging instruments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unrealized gain (loss) on interest rate derivatives	$(53)	$21	$(163)	$201
Realized gain (loss) on interest rate derivatives	(100)	74	(357)	127

Commodity Swaps

In our normal course of business, periodically we enter into month-ahead swap contracts to hedge our exposure to certain intra-month natural gas index pricing risk. The total volume of outstanding month-ahead swap contracts as of September 30, 2015 and December 31, 2014 was 10,000 and 12,000 MMBtu per day, respectively. We define these contracts as Level 2 because the index price associated with such contracts is observable and tied to a similarly quoted first-of-the-month natural gas index price.

We have elected to present our commodity swaps net on the balance sheets. We did not have any cash collateral received or paid on our commodity swaps as of September 30, 2015 or December 31, 2014. The effect of offsetting on our balance sheets was as follows (in thousands):

	September 30, 2015		December 31, 2014
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Gross amounts of recognized assets	$—	$—	$112	$—
Gross amounts offset on the balance sheets	—	—	—	—
Net amount	$—	$—	$112	$—
The realized and unrealized gain/loss on these derivatives, recognized in revenues in our statements of operations, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Realized gain (loss) on commodity swap derivatives	$11	$213	$147	$(875)
Unrealized gain (loss) on commodity swap derivatives	(15)	(207)	(126)	(338)
5. LONG-LIVED ASSETS
Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (yrs)	September 30, 2015	December 31, 2014
Pipelines	15-30	$540,061	$488,592
Gas processing, treating and other plants	15	545,439	515,080
Compressors	7-15	69,131	62,741
Rights of way and easements	15	46,358	37,238
Furniture, fixtures and equipment	5	10,792	3,671
Capital lease vehicles	3-5	2,442	2,076
Total property, plant and equipment		1,214,223	1,109,398
Accumulated depreciation and amortization		(194,648)	(142,234)
Total		1,019,575	967,164
Construction in progress		29,698	63,858
Land and other		25,391	27,548
Property, plant and equipment, net		$1,074,664	$1,058,570

Depreciation is provided using the straight-line method based on the estimated useful life of each asset.

In January 2015, we shut down our Gregory facility for four weeks due to a fire at the facility. We reached our insurance deductible as part of efforts to return the facility to service from the fire and recorded a receivable in our condensed consolidated balance sheets as of September 30, 2015 for amounts incurred above the deductible.

Intangible Assets

Intangible assets of $1.5 million as of September 30, 2015 and December 31, 2014, respectively, represent the unamortized value assigned to long-term supply and gathering contracts acquired in 2011. These intangible assets are amortized on a straight-line basis over the 30-year expected useful lives of the contracts through 2041. Amortization expense over the next five years related to intangible assets is not significant.

6. LONG-TERM DEBT

Our outstanding debt and related information at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015	December 31, 2014
Revolving credit facility due 2019	$135,000	$30,000
Term loans (including OID of $1.9 million) due 2021	442,507	445,629
Total long-term debt (including current portion)	577,507	475,629
Current portion of long-term debt	$(4,500)	$(4,500)
Total long-term debt	$573,007	$471,129
Outstanding letters of credit	$22,110	$30,130
Remaining unused borrowings	$42,890	$139,870

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average interest rate	5.19%	4.80%	5.15%	4.20%
Average outstanding borrowings	$585,283	$372,072	$549,342	$252,005
Maximum borrowings	$596,500	$465,000	$596,500	$465,000

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

Senior Credit Facilities

On August 4, 2014, in connection with the consummation of the Contribution and TexStar Rich Gas System Transaction, we entered into (a) the Third A&R Revolving Credit Agreement (as defined in Note 1) and (b) a Term Loan Credit Agreement with Wells Fargo Bank, N.A., as Administrative Agent, UBS Securities LLC and Barclays Bank PLC, as Co-Syndication Agents, and a syndicate of lenders (the “Term Loan Agreement” and, together with the Third A&R Revolving Credit Agreement, the “Senior Credit Facilities”). The initial borrowings and extensions of credit under the Term Loan Agreement were used to finance the TexStar Rich Gas System Transaction (including the immediate repayment of the $100 million of debt assumed in the transaction), the repayment of certain of our existing debt and the payment of fees and expenses in connection with the new debt arrangements and ongoing working capital and other general partnership purposes. No amounts were drawn initially on the Third A&R Revolving Credit Agreement. Substantially all of our assets are pledged as collateral under the Senior Credit Facilities, with the security interest of the facilities ranking pari passu.

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

Amendment to Third A&R Revolving Credit Agreement

During the fourth quarter of 2014 and into the first quarter of 2015, as a result of the decline in commodity prices and associated decline in upstream drilling activity, we experienced a decline in the growth in volume of natural gas we gather and process for our customers. Our results in the first quarter of 2015 also were negatively impacted by the fire at our Gregory facility (see Note 5). These collective events impacted our operating results adversely and resulted in the need to amend our Third A&R Revolving Credit Agreement.

On May 7, 2015, we entered into the First Amendment to our Third A&R Revolving Credit Agreement among the Partnership, as the borrower, Wells Fargo, N.A., as the administrative agent, the lenders and other parties thereto (the “Credit Agreement Amendment”).

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

(f) amended certain other provisions of the Third A&R Revolving Credit Agreement as more specifically set forth in the Credit Agreement Amendment; and

(g) allows us an unlimited number of quarterly equity cures related to our Financial Covenant Default through the fourth quarter of 2016, and no more than two in a twelve month period thereafter for the life of the agreement. Additionally, we are unable to borrow on our Credit Facility until we have funded the required equity cure for the third quarter of 2015; however, we retain the ability to fund the required equity cure using a contractual non-cash credit amount of up to $13 million, $4.7 million of which was used to fund an equity cure in order to stay in compliance with the consolidated total leverage ratio for our Financial Covenants as of June 30, 2015.

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

(e)
the facility is amortized in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the initial loan ($1.125 million), with the remainder due on the maturity date;

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

Leases

Capital Leases

We have auto leases that are classified as capital leases. The termination dates of the lease agreements vary from 2015 to 2019. We recorded amortization expense related to the capital leases of $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively. Capital leases entered into during the three and nine months ended September 30, 2015 were less than $0.1 million and $0.4 million, respectively. Capital leases entered into during the three and nine months ended September 30, 2014 were $0.1 million and $0.6 million, respectively. The capital lease obligation amounts included on the balance sheets were as follows (in thousands):

	September 30, 2015	December 31, 2014
Other current liabilities	$404	$455
Other non-current liabilities	602	578
Total	$1,006	$1,033

Operating Leases

We maintain operating leases in the ordinary course of our business activities. These leases include those for office and other operating facilities and equipment. The termination dates of the lease agreements vary from 2015 to 2025. Expenses associated with operating leases, which are recorded in operations and maintenance expenses and general and administrative expenses in our statements of operations, were $1.9 million and $3.7 million for the three and nine months ended September 30, 2015, respectively. A rental reimbursement included in our lease agreement associated with the office space we leased in June 2015 of $2.3 million has been recorded as a deferred liability on our condensed consolidated balance sheets as of September 30, 2015. This amount will be amortized against the lease payments over the length of the lease term. Expenses associated with operating leases were $0.6 million and $1.2 million for the three and nine months ended September 30, 2014, respectively.

Purchase Commitments

At September 30, 2015, we had commitments of approximately $11.7 million primarily related to the purchase of pipelines and compressors for our various capital expansion projects. We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

8. SERIES A PREFERRED UNITS

During the second quarter of 2013, we entered into a Series A Convertible Preferred Unit Purchase Agreement with Southcross Energy LLC, pursuant to which we issued and sold 1,715,000 Series A Preferred Units to Southcross Energy LLC for a cash purchase price of $22.86 per unit, in a privately negotiated transaction (the “Private Placement”). Southcross Energy LLC sold 1,500,000 of these Series A Preferred Units to third parties during the second quarter of 2013.

All of the Series A Preferred Units, including units held by Southcross Energy LLC, were converted to common units on August 4, 2014 in connection with the Holdings Transaction. See Notes 1 and 9.

9. PARTNERS’ CAPITAL

Ownership

Our units outstanding as of September 30, 2015 are as follows (in units):

		Owned by Parent
	Partners’ Capital
	Public		Class B		General
	Common	Common	Convertible	Subordinated	Partner
Units outstanding as of December 31, 2014	21,684,543	2,116,400	14,889,078	12,213,713	1,038,852
Vesting of LTIP units, net	100,028	—	—	—	—
In-kind distributions and issuances to general partner to maintain 2.0% ownership	—	—	795,434	—	108,998
Common unit issuance related to the 2015 Holdings Acquisition	—	4,500,000	—	—	—
Board of Director grants	17,185	—	—	—	—
Units outstanding as of September 30, 2015	21,801,756	6,616,400	15,684,512	12,213,713	1,147,850

Common Units
Our common units represent limited partner interests in us. The holders of our common units are entitled to participate in partnership distributions and are entitled to exercise the rights and privileges available to limited partners under our Partnership Agreement.
In February 2014, we completed a public equity offering of 9,200,000 additional common units and we received a capital contribution from our General Partner to maintain its 2.0% interest in us. The proceeds from the public offering were $144.7 million before expenses of $0.4 million related to the offering. The net proceeds from the offering were used for our Onyx acquisition in March 2014, to fund the construction of our pipeline system extending into Webb County, Texas and for general partnership purposes.

In connection with the TexStar Rich Gas System Transaction and the Holdings Transaction on August 4, 2014, we issued Class B Convertible Units, accelerated the vesting of awards under our LTIP (see Note 11), and all of the holders of our Series A Preferred Units elected to convert their Series A Preferred Units into common units based on an exchange ratio of 110%.
On May 7, 2015, we completed the 2015 Holdings Acquisition for total consideration of $77.6 million, consisting of $15.0 million in cash and 4.5 million new common units, valued as of the date of closing and issued to Holdings.
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

Our Partnership Agreement does not allow additional Class B Convertible Units (other than Class B PIK Units) to be issued without the prior approval of our General Partner and the holders of a majority of the outstanding Class B Convertible Units. As of September 30, 2015, 100% of our outstanding Class B Convertible Units were indirectly owned by Holdings.

Distribution Rights: Commencing with the third quarter of 2014 and until converted, as long as certain requirements are met, the holders of the Class B Convertible Units will receive quarterly distributions in an amount equal to $0.3257 per unit paid in Class B PIK Units (based on a unit issuance price of $18.61) within 45 days after the end of each quarter. Our General Partner was entitled, and has exercised its right, to retain its 2.0% general partner interest in us in connection with the original issuance of Class B Convertible Units. In connection with future distributions of Class B PIK Units, the General Partner is entitled to a corresponding distribution to maintain its 2.0% general partner interest in us.

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

Subordinated Units

Subordinated units represent limited partner interests in us and convert to common units at the end of the Subordination Period (as defined in our Partnership Agreement). The principal difference between our common units and our subordinated units is that in any quarter during the Subordination Period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units do not accrue arrearages. Beginning with the third quarter of 2014, until such time we have a Distributable Cash Flow Ratio of at least 1.0, Holdings, the indirect holder of the subordinated units has waived the right to receive distributions on any subordinated units that would cause the Distributable Cash Flow Ratio to be less than 1.0. In addition, the Credit Agreement Amendment imposed additional restrictions on our ability to declare and pay quarterly cash distributions with respect to our subordinated units. See Note 6.

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

General Partner Interests

As defined by our Partnership Agreement, general partner units are not considered to be units (common or subordinated), but are representative of our general partner’s 2.0% ownership interest in us. Our General Partner has received general partner unit PIK distributions in connection with the Private Placement (see Note 8) and the Class B Convertible Units. In connection with other equity issuances, including issuances related to the TexStar Rich Gas System Transaction and the Holdings Transaction, our General Partner has made capital contributions in exchange for additional general partner units to maintain its 2.0% ownership interest in us.
Equity Distribution Agreement
On November 12, 2014, we established a $75 million “at-the-market” equity offering program pursuant to an equity distribution agreement (the “Distribution Agreement”) with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC (each, a “Manager” and, collectively, the “Managers”). Under the Distribution Agreement, we may offer and sell up to $75 million in aggregate gross sales proceeds of our common units (the “Offered Units”) from time to time through the Managers, each as our sales agent. Sales of the Offered Units, if any, made under the Distribution Agreement will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices prevailing at the time of sale in block transactions, or as otherwise agreed upon by us and any Manager. The Offered Units have been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Registration No. 333-192105 declared effective December 10, 2013, including the prospectus contained therein, as supplemented by the prospectus supplement filed with the SEC on November 12, 2014. We intend to use the net proceeds from the sale of the Offered Units, if any, for general partnership purposes, including the repayment of debt, acquisitions and funding capital expenditures. As of September 30, 2015, we have not sold any of the Offered Units pursuant to the Distribution Agreement.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Charlesbank	$36	$80	$116	$270
EIG	16	8	48	8
Tailwater	16	8	48	8
Total fees and expenses paid for director services to affiliated entities	$68	$96	$212	$286

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reimbursements included in general and administrative expenses	$2,715	$3,076	$9,794	$9,057
Reimbursements included in operations and maintenance expenses	4,335	4,562	14,767	12,175
Total reimbursements to our General Partner and its affiliates	$7,050	$7,638	$24,561	$21,232

Compensation expense for services incurred by us on behalf of Southcross Energy LLC was billed to Southcross Energy LLC. For the three and nine months ended September 30, 2015, compensation expense, which was not incurred on our behalf, of $0.1 million and $0.5 million, respectively, was billed to Southcross Energy LLC. For the three and nine months ended September 30, 2014, $0.4 million and $0.7 million, respectively, was incurred by us and billed to Southcross Energy LLC.
Wells Fargo Bank, N.A.
Under our Senior Credit Facilities, Wells Fargo Bank, N.A. serves as the administrative agent (and served in that same capacity under our Previous Credit Facility). See Note 6. An affiliate of Wells Fargo Bank, N.A. is a member of our investor group. We entered into amendments to our Previous Credit Facility during 2013 and 2014. In addition, in connection with the TexStar Rich Gas System Transaction, during the third quarter of 2014, we entered into the Senior Credit Facilities, which include syndicates of financial institutions and other lenders. Affiliates of Wells Fargo Bank, N.A. have from time to time engaged in commercial banking and financial advisory transactions with us in the normal course of business. For each of the three and nine months ended September 30, 2015 we incurred costs, excluding interest, to Wells Fargo Bank, N.A. and its affiliates of $0.3 million and $1.0 million, respectively, compared to $8.9 million and $9.1 million, respectively, for each of the three and nine months ended September 30, 2014.

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

In conjunction with the 2015 Holdings Acquisition, we entered into a series of commercial agreements with affiliates of Holdings including a gas gathering and treating agreement, a compression services agreement, a repair and maintenance agreement and an NGL transportation agreement. Under the terms of these commercial agreements, we gather, treat, transport, compress and redeliver natural gas for the affiliates of Holdings in return for agreed-upon fixed fees. In addition, under the NGL transportation agreement, we transport a minimum volume of NGLs per day at a fixed rate per gallon. The operational expense associated with such agreements has been capped at $1.7 million per quarter. In the third quarter of 2015, we exceeded this cap by $0.5 million which was recorded as a receivable from Holdings on our condensed consolidated balance sheets.

During the three and nine months ended September 30, 2015, the Partnership recorded revenues from affiliates of $32.5 million and $61.0 million, respectively, compared to $6.3 million for the three and nine months ended September 30, 2014 in accordance with the G&P Agreement, the NGL Agreement and the commercial agreements entered into in connection with the 2015 Holdings Acquisition.

We had accounts receivable due from affiliates of $32.7 million and $11.3 million as of September 30, 2015 and December 31, 2014, respectively, and accounts payable due to affiliates of $5.3 million and $12.9 million as of September 30, 2015 and December 31, 2014, respectively. The affiliate receivable and payable balances are related primarily to transactions associated with Holdings, noted above, and our joint venture investments (defined in Note 13).

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

The following table summarizes information regarding awards of units granted under the LTIP:

	Units	Weighted-Average Fair Value at Grant Date
Unvested - December 31, 2014	470,750	$20.45
Granted units	491,833	$13.22
Forfeited units	(186,241)	$18.90
Units recaptured for tax withholdings	(46,557)	$8.48
Vested units	(122,578)	$10.41
Unvested - September 30, 2015	607,207	$16.99

For the nine months ended September 30, 2015 and 2014, we granted awards under the LTIP with a grant date fair value of $6.5 million and $15.4 million, respectively, which we have classified as equity awards. As of September 30, 2015 and 2014, we had total unamortized compensation expense of $8.4 million and $9.7 million, respectively, related to unvested awards.

Compensation expense associated with awards granted in the nine months ended September 30, 2015 of 84,423 units are expected to be recognized over a one-year vesting period, while the remaining awards are expected to be recognized over the three-year vesting period from each equity award’s grant date. As of September 30, 2015 and 2014, we had 641,249 and 909,934 units, respectively, available for issuance under the LTIP.

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

Unit Based Compensation Expense

The following table summarizes information regarding recognized compensation expense, which is included in general and administrative and operations and maintenance expense on our statements of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014
Unit-based compensation	$1,038	$9,227	(1)	$3,513	$10,837	(1)

(1) This amount includes $7.1 million related to the accelerated vesting of the LTIP awards and $1.5 million related to the vesting of the Southcross Energy LLC equity equivalent units as a result of the change in control that took place on August 4, 2014.

Accelerated Vesting of Common Units

In conjunction with the departure of our Chief Financial Officer in the second quarter of 2015, 38,997 outstanding phantom units granted to him under the LTIP vested (and certain accumulated distribution equivalent rights were paid), pursuant to a general release agreement. The Partnership recognized $0.5 million in general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2015 in connection with the accelerated vesting of these units.
Employee Savings Plan
We have employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, whereby employees of our General Partner may contribute a portion of their base compensation to the employee savings plan, subject to limits. We provide a matching contribution each payroll period equal to 100% of each employee’s contribution up to the lesser of 6% of the employee’s eligible compensation or $18,000 annually for the period. The following table summarizes information regarding contributions and the expense recognized for the matching contributions, which is included in general and administrative expense on our statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Matching contributions expensed for employee savings plan	$180	$271	$519	$861
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
In connection with the adoption of the 2014 Incentive Plan, our General Partner amended and restated its limited liability company agreement and entered into its Second Amended and Restated Limited Liability Company Agreement which establishes a new class of non-voting units for issuance pursuant to the 2014 Incentive Plan and designates Southcross Holdings

Borrower LP, a wholly owned subsidiary of Holdings as our General Partner’s managing member. As of September 30, 2015, no awards had been granted under this plan.
12. REVENUES

We had revenues consisting of the following categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales of natural gas	$104,050	$123,874	$309,355	$392,633
Sales of NGLs and condensate	38,704	65,046	115,314	171,201
Transportation, gathering and processing fees	35,130	23,651	104,006	57,045
Other	1,685	107	4,053	453
Total revenues	$179,569	$212,678	$532,728	$621,332

13. INVESTMENTS IN JOINT VENTURES

Assets acquired through the TexStar Rich Gas System Transaction include equity interests in three joint ventures. During 2012, a subsidiary of TexStar and a company subsequently acquired by Atlas Pipeline Partners, L.P. (“Atlas”) formed T2 Eagle Ford Gathering Company LLC (“T2 Eagle Ford”), T2 LaSalle Gathering Company LLC (“T2 LaSalle”) and T2 EF Cogeneration Holdings LLC (“T2 Cogen”) to construct and operate pipelines and a cogeneration facility located in South Texas. During 2015, Atlas was acquired by Targa, which is now our joint venture partner. We indirectly own a 50% interest in T2 Eagle Ford, a 50% interest in T2 Cogen and a 25% interest in T2 LaSalle. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization. The joint ventures’ summarized financial data from their statements of operations for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
T2 Eagle Ford	$1,215	$516	$3,351	$516
T2 Cogen	1,218	410	4,067	410
T2 LaSalle	450	229	1,279	229

Net loss
T2 Eagle Ford	$(4,977)	$(3,234)	$(14,952)	$(3,234)
T2 Cogen	(1,447)	(2,871)	(4,300)	(2,871)
T2 LaSalle	(1,419)	(1,021)	(4,384)	(1,021)
Our equity in losses of joint venture investments is comprised of the following for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
T2 Eagle Ford	$(2,489)	$(1,618)	$(7,476)	$(1,618)
T2 Cogen	(723)	(1,435)	(2,150)	(1,435)
T2 LaSalle	(355)	(255)	(1,096)	(255)
Equity in losses of joint venture investments	$(3,567)	$(3,308)	$(10,722)	$(3,308)

Our investments in joint ventures is comprised of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
T2 Eagle Ford	$104,172	$108,185
T2 Cogen	17,516	19,615
T2 LaSalle	18,285	19,298
Investments in joint ventures	$139,973	$147,098

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

Our top ten customers for the three and nine months ended September 30, 2015 and 2014 represent the following percentages of consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Top ten customers	50.0%	66.9%	53.3%	67.1%

The percentage of total consolidated revenue for each customer that exceeded 10% of total revenues for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sherwin Alumina Company	(a)	(a)	(a)	10.6%
Trafigura AG	(a)	15.7%	(a)	13.6%

(a) Information is not provided for periods for which the customer or producer was less than 10% of our consolidated revenue.

For the nine months ended September 30, 2015 and 2014, we did not experience significant non-payment for services. At September 30, 2015 and December 31, 2014, we did not record an allowance for uncollectible accounts receivable.

15. SUBSEQUENT EVENTS

Partnership Distributions

On October 28, 2015, the board of directors of our General Partner declared a cash distribution of $0.40 per common unit and general partnership unit, and also declared a $0.3257 per unit distribution, in the form of additional Class B Convertible Units, on our Class B Convertible Units, which will be paid on November 13, 2015 to unitholders of record on November 9, 2015.

On October 28, 2015, the board of directors of our General Partner authorized an additional 4.5 million additional common units under the LTIP to provide for grants over the next three-year period.

16. SUPPLEMENTAL INFORMATION

Supplemental Cash Flow Information (in thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$22,364	$8,628
Cash received for tax refunds	58	205
Supplemental disclosures of non-cash investing and financing activities:
Accounts payable related to capital expenditures	8,133	23,144
Change in value recognized in other comprehensive loss	—	11
Capital lease obligations	378	577
Accrued distribution equivalent rights on LTIP units	685	562
Class B Convertible unit in-kind distributions	8,059	—
Class B Convertible unit issuance, net	—	324,413
Consideration paid in excess of purchase price for the TexStar Rich Gas System	—	98,625
Series A convertible preferred unit in-kind distribution and fair value adjustment	—	5,130
Net assets contributed in Holdings drop-down acquisition in excess of consideration paid	29,100	—
Valley Wells' operating expense cap adjustment	505	—
Purchase of assets in Holdings drop-down acquisition	62,640	—
Net liabilities assumed by Holdings in Holdings drop-down acquisition	820	—
Capitalization of Interest Cost
We capitalize interest on projects during their construction period. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is depreciated over the estimated useful life of the asset constructed. We incurred the following interest costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total interest costs	$9,170	$6,088	$25,629	$11,385
Capitalized interest included in property, plant and equipment, net	(482)	(1,492)	(1,542)	(2,045)
Interest expense	$8,688	$4,596	$24,087	$9,340
Deferred Financing Costs

Deferred financing costs are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included in other assets on the balance sheets. Changes in deferred financing costs are as follows (in thousands):

	2015	2014
Deferred financing costs, January 1	$16,602	$5,237
Capitalization of deferred financing costs (1)	685	17,716
Amortization of deferred financing costs	(2,362)	(3,596)	(2)
Deferred financing costs, September 30	$14,925	$19,357

(1) See Note 6.
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

Future minimum annual demand payment receipts under these agreements as of September 30, 2015 were as follows: $1.4 million for the remainder of 2015; $5.6 million in 2016; $5.6 million in 2017; $2.2 million in 2018; $2.2 million in 2019; and $15.3 million thereafter. The revenue for the demand payments is recognized on a straight-line basis over the term of the contract. The demand fee revenues under the contracts were $0.7 million and $2.0 million for the three and nine months ended September 30, 2015 and $0.7 million and $1.5 million for the three and nine months ended September 30, 2014, respectively, and have been included within transportation, gathering and processing fees within Note 12. These amounts do not include variable fees based on the actual gas volumes delivered under the contracts. Variable fees recognized in revenues within transportation, gathering and processing fees within Note 12 were $0.8 million and $2.3 million for the three and nine months ended September 30, 2015, respectively. Variable fees recognized in revenues within transportation, gathering and processing fees were $0.2 million and $0.6 million for the three and nine months ended September 30, 2014, respectively.

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

Recent Developments

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

TexStar Rich Gas System Transaction

Contemporaneously with the closing of the Holdings Transaction, TexStar contributed to us certain gathering and processing assets (the “TexStar Rich Gas System”), which were owned by TexStar (the “TexStar Rich Gas System Transaction”). As a result of the TexStar Rich Gas System Transcation, Holdings indirectly owns all of our Class B Convertible Units (the “Class B Convertible Units”). For additional details regarding the Holdings Transaction and the TexStar Rich Gas System Transaction, see Notes 1, 2, 6, 9, 10 and 13 to our condensed consolidated financial statements.

Holdings Drop-Down Acquisition

On May 7, 2015, we acquired gathering, treating, compression and transportation assets (the “2015 Holdings Acquisition”) pursuant to a Purchase, Sale and Contribution Agreement among Holdings, TexStar Midstream Utility, LP, Frio LaSalle Pipeline, LP (“Frio”), us and certain of our subsidiaries. The acquired assets consist of the Valley Wells sour gas gathering and treating system (the “Valley Wells System”), compression assets that are part of the Valley Wells and Lancaster gathering and treating systems (the “Compression Assets”) and two NGL pipelines. Total consideration for the assets was $77.6 million, consisting of $15.0 million in cash and 4.5 million new common units, valued as of the date of closing, issued to Holdings. Also, we assumed responsibility for funding the remaining capital expenditures for the completion of the NGL pipelines that were under construction at the time of the acquisition.

The Valley Wells System is located in the Eagle Ford Shale region, in LaSalle County, Texas. The system has sour gas treating capacity of approximately 100 MMcf/d and is supported by a 60 MMcf/d minimum volume commitment from Holdings for gathering and treating services, while Holdings has producer contracts with minimum volume commitments totaling 35 MMcf/d behind the system. The system is connected to our rich gas system for transport and processing. The assets acquired in the 2015 Holdings Acquisition includes over 50,000 horsepower of compression capability that serve both the Valley Wells and Lancaster gathering systems located primarily in Dimmit, Frio and LaSalle counties. The NGL pipelines, which were completed in June 2015, include a Y-grade pipeline that connects our Woodsboro processing facility to Holdings’ Robstown fractionator (“Robstown”) and a propane pipeline from our Bonnie View fractionator to Robstown.

The Valley Wells system, the Compression Assets and the Y-grade pipeline have long-term fixed-fee minimum volume or minimum utilization agreements that represent over 80% of the anticipated annualized EBITDA from the assets acquired in the 2015 Holdings Acquisition. The propane pipeline is anticipated to result in savings to us over the current cost of transportation for deliveries of propane from our Bonnie View fractionator. See Notes 2 and 9 to our condensed consolidated financial statements.

Liquidity Consideration
As of September 30, 2015, we determined that we will not be in compliance with the consolidated total leverage ratio of our Financial Covenants (as defined in Note 6 to our condensed consolidated financial statements) absent an equity cure of approximately $5.3 million within approximately 15 days following the issuance of these financial statements. For additional details regarding this equity cure, see below and Note 1 to our condensed consolidated financial statements.
Amendment to Third A&R Revolving Credit Agreement

During the fourth quarter of 2014 and into the first quarter of 2015, as a result of the decline in commodity prices and associated decline in upstream drilling activity, we experienced a decline in the growth in volume of natural gas we gather and process for our customers. Our results in the first quarter of 2015 also were negatively impacted by the fire at our Gregory facility (See Note 5 to our condensed consolidated financial statements). These collective events impacted our operating results adversely and resulted in the need to amend the Third Amended and Restated Revolving Credit Agreement with Wells Fargo Bank, N.A., as Administrative Agent, UBS Securities LLC and Barclays Bank PLC, as Co-Syndication Agents, JPMorgan Chase Bank, N.A., as Documentation Agent, and a syndicate of lenders (the “Third A&R Revolving Credit Agreement”).

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

(d) modified our ability to cure Financial Covenant Defaults (as defined in Note 6 to our condensed consolidated financial statements);

(e) imposed additional restrictions on our ability to declare and pay quarterly cash distributions with respect to our subordinated units;

(f) amended certain other provisions of the Third A&R Revolving Credit Agreement as more specifically set forth in the Credit Agreement Amendment; and

(g) allows us an unlimited number of quarterly equity cures related to our Financial Covenant Default through the fourth quarter of 2016, and no more than two in a twelve month period thereafter for the life of the agreement. Additionally, we are unable to borrow on our Credit Facility (as defined below) until we have funded the required equity cure for the third quarter of 2015; however, we retain the ability to fund the required equity cure using a contractual non-cash credit amount of up to $13 million, $4.7 million of which was used to fund an equity cure in order to stay in compliance with the consolidated total leverage ratio for our Financial Covenants as of June 30, 2015.

Description of Business

We are a master limited partnership, headquartered in Dallas, Texas, that provides natural gas gathering, processing, treating, compression and transportation services and NGL fractionation and transportation services. We also source, purchase, transport and sell natural gas and NGLs. Our assets are located in South Texas, Mississippi and Alabama and include four gas processing plants, two fractionation facilities and our pipelines.

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

The following table summarizes our gross operating margins from these arrangements (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Gross Operating Margin	%	Gross Operating Margin	%	Gross Operating Margin	%	Gross Operating Margin	%
Fixed-fee	$36,523	79.1%	$23,629	73.6%	$107,006	80.1%	$57,172	66.8%
Fixed-spread	4,012	8.7%	1,341	4.1%	10,687	8.0%	7,698	9.0%
Sub-total	40,535	87.8%	24,970	77.7%	117,693	88.1%	64,870	75.8%
Commodity-sensitive	5,633	12.2%	7,146	22.3%	15,924	11.9%	20,671	24.2%
Total gross operating margin	$46,168	100.0%	$32,116	100.0%	$133,617	100.0%	$85,541	100.0%

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

Reconciliations of Non-GAAP Financial Measures

The following table presents a reconciliation of gross operating margin to net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of gross operating margin to net loss:
Gross operating margin	$46,168	$32,116	$133,617	$85,541
Add (Deduct):
Income tax benefit (expense)	190	(69)	113	(133)
Equity in losses of joint venture investments	(3,567)	(3,308)	(10,722)	(3,308)
Interest expense	(8,688)	(4,596)	(24,087)	(9,340)
Loss on extinguishment of debt	—	(2,316)	—	(2,316)
Other expense	—	(86)	—	(86)
Loss (gain) on sale of assets, net	33	(334)	(146)	(292)
General and administrative	(6,803)	(15,085)	(23,612)	(27,881)
Impairment of assets	—	(1,556)	(193)	(1,556)
Depreciation and amortization	(17,853)	(12,701)	(52,456)	(30,207)
Operations and maintenance	(19,139)	(18,097)	(61,528)	(40,702)
Net loss	$(9,659)	$(26,032)	$(39,014)	$(30,280)

The following table presents reconciliations of net cash provided by operating activities to net loss, Adjusted EBITDA and distributable cash flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015		2014
Net cash provided by operating activities	$20,005	$(2,796)	$24,508		$20,905
Add (deduct):		—
Depreciation and amortization	(17,853)	(12,701)	(52,456)		(30,207)
Unit-based compensation	(1,038)	(9,226)	(3,513)		(10,837)
Amortization of deferred financing costs	(888)	(2,921)	(2,615)		(3,596)
Loss (gain) on sale of assets, net	33	(334)	(146)		(292)
Unrealized gain on financial instruments	(68)	(227)	(289)		(539)
Equity in losses of joint venture investments	(3,567)	(3,308)	(10,722)		(3,308)
Distribution from joint venture investment	(500)	—	(500)		—
Impairment of assets	—	(1,556)	(193)		(1,556)
Other, net	67	(27)	69		(81)
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	11,338	4,991	(5,613)		10,517
Prepaid expenses and other current assets	2,296	3,194	1,516		1,066
Other non-current assets	(1)	13	(77)		34
Accounts payable and accrued expenses	(17,224)	2,064	14,180		(10,043)
Other liabilities, including affiliates	(2,259)	(3,198)	(3,163)		(2,343)
Net loss	$(9,659)	$(26,032)	$(39,014)		$(30,280)
Add (deduct):
Depreciation and amortization	$17,853	$12,701	$52,456		$30,207
Interest expense	8,688	4,596	24,087		9,340
Loss on extinguishment of debt	—	2,316	—		2,316
Income tax (benefit) expense	(190)	69	(113)		133
Unrealized loss (gain) on commodity swaps	(15)	207	(126)		338
Loss (gain) on sale of assets, net	(33)	334	146		292
Revenue deferral adjustment	754	444	2,262		2,070
Unit-based compensation	1,038	609	3,513		2,220
Major litigation costs, net of recoveries	18	488	509		1,391
Transaction-related costs	613	10,506	1,785		10,813
Equity in losses of joint venture investments	3,567	3,308	10,722		3,308
Severance expense	—	—	734		—
Valley Wells' operating expense cap adjustment	505	—	1,023		—
Impairment of assets	—	1,556	193		1,556
Other, net	434	—	814	(1)	62
Adjusted EBITDA	$23,573	$11,102	$58,991		$33,766
Cash interest, net of capitalized costs	(7,750)	(3,962)	(21,317)		(7,833)
Income tax benefit (expense)	190	(69)	112		(133)
Maintenance capital expenditures	(3,351)	(1,309)	(8,968)		(4,047)
Distributable cash flow	$12,662	$5,762	$28,818		$21,753

(1) This amount includes an immaterial amount related to the effects of presenting our financial results on an as-if pooled basis (in connection with the 2015 Holdings Acquisition discussed in Note 2 to our condensed consolidated financial statements).

Results of Operations

The following table summarizes our results of operations (in thousands, except operating data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Revenues	$147,114	$206,388	$471,735	$615,042
Revenues - affiliates	32,455	6,290	60,993	6,290
Total revenues	179,569	212,678	532,728	621,332
Expenses:
Cost of natural gas and liquids sold	133,401	180,562	399,111	535,791
Operations and maintenance	19,139	18,097	61,528	40,702
Depreciation and amortization	17,853	12,701	52,456	30,207
General and administrative	6,803	15,085	23,612	27,881
Impairment of assets	—	1,556	193	1,556
Loss (gain) on sale of assets, net	(33)	334	146	292
Total expenses	177,163	228,335	537,046	636,429

Income (loss) from operations	2,406	(15,657)	(4,318)	(15,097)
Other expense:
Equity in losses of joint venture investments	(3,567)	(3,308)	(10,722)	(3,308)
Interest expense	(8,688)	(4,596)	(24,087)	(9,340)
Loss on extinguishment of debt	—	(2,316)	—	(2,316)
Other expense	—	(86)	—	(86)
Total other expense	(12,255)	(10,306)	(34,809)	(15,050)
Loss before income tax benefit (expense)	(9,849)	(25,963)	(39,127)	(30,147)
Income tax benefit (expense)	190	(69)	113	(133)
Net loss	$(9,659)	$(26,032)	$(39,014)	$(30,280)

Other financial data:
Adjusted EBITDA	$23,573	$11,102	$58,991	$33,766
Gross operating margin	$46,168	$32,116	$133,617	$85,541

Maintenance capital expenditures	$3,351	$1,309	$8,968	$4,047
Growth capital expenditures	$25,636	$28,693	$84,978	$99,323

Operating data:
Average throughput volumes of natural gas (MMcf/d) (1)(2)
South Texas	724	591	742	541
Mississippi and Alabama	216	185	234	195
Total average throughput volumes of natural gas	940	776	976	736
Average volume of processed gas (MMcf/d) (2)	441	317	432	253
Average volume of NGLs produced (Bbls/d)	43,541	25,755	42,031	18,353
Average volume of NGLs fractionated (Bbls/d)	8,229	20,082	13,577	16,967

Realized prices on natural gas volumes ($/Mcf)	$3.61	$4.71	$3.07	$5.29
Realized prices on NGL volumes ($/gal)	0.34	0.81	0.38	0.87

(1) Average throughput volumes of natural gas per day include sales, transportation, fuel and shrink volumes.
(2) Prior to this quarter, we presented average throughput volumes of natural gas and average volume of processed gas in MMBtu instead of MMcf.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Volume and overview.  Our average throughput volume of natural gas per day increased by 164 MMcf/d, or 21%, to 940 MMcf/d during the three months ended September 30, 2015, compared to 776 MMcf/d during the three months ended September 30, 2014, due primarily to increased gas volumes in South Texas from the TexStar Rich Gas System and Onyx (as defined in Note 2 to our condensed consolidated financial statements) acquisitions as well as increases in volume from new and existing customers in the Eagle Ford Shale region. Beginning in the second half of 2014 and continuing through the issuance of these financial statements, commodity prices have experienced increased volatility. In particular, natural gas, crude oil and NGL prices have decreased significantly. Our future cash flow may be materially adversely affected if we experience significant, prolonged pricing deterioration of the commodities we sell or there is a continuing material reduction in drilling for oil or natural gas in the geographic areas in which we operate, including the Eagle Ford Shale region.

Processed gas volumes increased 124 MMcf/d, or 39%, to 441 MMcf/d during the three months ended September 30, 2015, compared to 317 MMcf/d during the three months ended September 30, 2014. This increase was due primarily to increased volumes from the TexStar Rich Gas System Transaction and increases in volumes from new and existing customers in the Eagle Ford Shale region.

NGLs produced at our processing plants for the three months ended September 30, 2015 averaged 43,541 Bbls/d, an increase of 69%, or 17,786 Bbls/d, compared to 25,755 Bbls/d for the three months ended September 30, 2014. The increase in NGLs produced is due primarily to increased throughput volumes and additional rich gas volumes through our processing plants as a result of the TexStar Rich Gas System Transaction. With the completion of the fractionator at Robstown and the associated incremental fractionation capacity, we view total NGLs produced as an important performance metric that we use to evaluate our business. Prior to the completion of Robstown, a portion of NGLs produced at our processing plants were directed to third-party fractionators. Due to the interconnected nature of our system and associated intercompany agreements, we receive an economic benefit regardless of whether NGLs are fractionated at our or Holdings’ facilities.

NGLs fractionated for the three months ended September 30, 2015 averaged 8,229 Bbls/d, a decrease of 11,853 Bbls/d, or 59%, compared to 20,082 Bbls/d for the three months ended September 30, 2014. This decrease was due primarily to temporary operational issues experienced at our Bonnie View facility that resulted in fractionation capacity being limited to approximately 50% during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. However, as noted above, the economic impact of this decrease was partially offset by directing NGLs produced to Holdings’ facilities.

Gross operating margin for the three months ended September 30, 2015 was $46.2 million, compared to $32.1 million for the three months ended September 30, 2014. This increase of $14.1 million, or 44%, was due primarily to increased processed gas volumes and margins on our system, as well as increased transportation, gathering and processing fees.

Adjusted EBITDA increased by $12.5 million, or 113%, to $23.6 million for the three months ended September 30, 2015, compared to $11.1 million for the three months ended September 30, 2014, due primarily to higher processed gas volumes and margins from processing activities. We had a net loss of $9.7 million for the three months ended September 30, 2015 compared to a net loss of $26.0 million for the three months ended September 30, 2014. Net loss decreased by $16.3 million primarily due to increased gross operating margin and decreased general and administrative expenses, partially offset by additional depreciation and amortization expense from acquisitions and increased interest expense from higher average borrowings.

Revenues.  Our total revenues for the three months ended September 30, 2015 decreased $33.1 million, or 16%, to $179.6 million compared to $212.7 million for the three months ended September 30, 2014. This was due primarily to revenue from sales of natural gas decreasing by $19.8 million due to a decrease in realized prices in natural gas, and revenue from sales of NGLs and condensate decreasing by $26.3 million due to a decrease in realized prices in NGLs for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease was partially offset by increased revenue of $20.5 million resulting from the addition of the TexStar Rich Gas System Transaction, the Onyx acquisition and Texoz acquisition (each as defined in Note 2 to our condensed consolidated financial statements).

Cost of natural gas and NGLs sold.  Our cost of natural gas and NGLs sold for the three months ended September 30, 2015 was $133.4 million, compared to $180.6 million for the three months ended September 30, 2014. This decrease of $47.2 million, or 26%, was due primarily to lower natural gas and NGL prices compared to the same period in 2014.

Operations and maintenance expenses.  Operations and maintenance expenses for the three months ended September 30, 2015 were $19.1 million, compared to $18.1 million for the three months ended September 30, 2014. This increase of $1.0 million, or 6%, was due primarily to higher utilities of $1.1 million, primarily related to assets acquired in the TexStar Rich Gas

System Transaction in August 2014, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

General and administrative expenses.  General and administrative expenses for the three months ended September 30, 2015 were $6.8 million, compared to $15.1 million for the three months ended September 30, 2014. This decrease of $8.3 million, or 55%, was due primarily to $6.6 million of one-time compensation expense in the third quarter of 2014 from the accelerated vesting of the LTIP awards, as a result of the change in control in August 2014, and decreased professional fees of $1.7 million, mostly related to the TexStar Rich Gas System Transaction, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended September 30, 2015 was $17.9 million, compared to $12.7 million for the three months ended September 30, 2014. The increase of $5.2 million, or 41%, was due primarily to depreciation of the TexStar Rich Gas System assets acquired in the third quarter of 2014, the 2015 Holdings Acquisition and other capital projects placed in service during 2014.

Equity in losses of joint venture investments.  Our share of losses incurred by the joint venture investments acquired as part of the TexStar Rich Gas System assets was $3.6 million for the three months ended September 30, 2015 compared to $3.3 million for the three months ended September 30, 2014, for an increase of $0.3 million, or 9%. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is primarily related to the joint ventures’ depreciation and amortization.

Interest expense.  For the three months ended September 30, 2015, interest expense was $8.7 million, compared to $4.6 million for the three months ended September 30, 2014. This increase of $4.1 million was due to higher average borrowings related primarily to the debt incurred as part of the TexStar Rich Gas System Transaction and higher interest rates on borrowings.

Loss on extinguishment of debt.  In the third quarter of 2014, we incurred a loss on the extinguishment of debt of $2.3 million in connection with the write-off of deferred financing costs related to exiting the Previous Credit Facility and entering into the Senior Credit Facilities in August 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Volume and overview.  Our average throughput volume of natural gas per day increased by 240 MMcf/d, or 33%, to 976 MMcf/d during the nine months ended September 30, 2015, compared to 736 MMcf/d during the nine months ended September 30, 2014, due primarily to increased gas volumes in South Texas from the TexStar Rich Gas System and Onyx (as defined in Note 2 to our condensed consolidated financial statements) acquisitions as well as increases in volume from new and existing customers in the Eagle Ford Shale region.

Processed gas volumes increased 179 MMcf/d, or 71%, to 432 MMcf/d during the nine months ended September 30, 2015, compared to 253 MMcf/d during the nine months ended September 30, 2014. This increase was due primarily to increased volumes from the TexStar Rich Gas System Transaction and increases in volumes from new and existing customers in the Eagle Ford Shale region.

NGLs produced at our processing plants for the three months ended September 30, 2015 averaged 42,031 Bbls/d, an increase of 129%, or 23,678 Bbls/d, compared to 18,353 Bbls/d for the three months ended September 30, 2014. The increase in NGLs produced is due primarily to increased throughput volumes and additional rich gas volumes through our processing plants as a result of the TexStar Rich Gas System Transaction in August 2014.

NGLs fractionated for the nine months ended September 30, 2015 averaged 13,577 Bbls/d, a decrease of 3,390 Bbls/d, or 20%, compared to 16,967 Bbls/d for the nine months ended September 30, 2014. This decrease was due primarily to temporary operational issues experienced at our Bonnie View facility that resulted in fractionation capacity being limited to approximately 50% in the third quarter of 2015, partially offset by the impact of additional volumes of rich gas on our system during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Gross operating margin for the nine months ended September 30, 2015 was $133.6 million, compared to $85.5 million for the nine months ended September 30, 2014. This increase of $48.1 million, or 56%, was due primarily to increased processed gas volumes and margins on our system, as well as increased transportation, gathering and processing fees.

Adjusted EBITDA increased by $25.2 million, or 75%, to $59.0 million for the nine months ended September 30, 2015, compared to $33.8 million for the nine months ended September 30, 2014, due to higher processed gas volumes and margins from processing activities, partially offset by higher operating expenses. We had a net loss of $39.0 million for the nine months ended September 30, 2015 compared to a net loss of $30.3 million for the nine months ended September 30, 2014. Net loss increased by $8.7 million due primarily to increased operations and maintenance expenses, additional depreciation and amortization expense from acquisitions and increased interest expense from higher average borrowings, partially offset by increased gross operating margin.

Revenues.  Our total revenues for the nine months ended September 30, 2015 decreased $88.6 million, or 14%, to $532.7 million compared to $621.3 million for the nine months ended September 30, 2014. This decrease was due primarily to revenue from sales of natural gas decreasing by $83.3 million due to a decrease in realized prices in natural gas, and revenue from sales of NGLs and condensate decreasing by $55.9 million due to a decrease in realized prices in NGLs for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decrease was partially offset by increased revenue of $75.8 million resulting from the addition of the TexStar Rich Gas System Transaction, the Onyx acquisition and Texoz acquisition.

Cost of natural gas and NGLs sold.  Our cost of natural gas and NGLs sold for the nine months ended September 30, 2015 was $399.1 million, compared to $535.8 million for the nine months ended September 30, 2014. This decrease of $136.7 million, or 26%, was due primarily to lower natural gas and NGL prices compared to the same period in 2014.

Operations and maintenance expenses.  Operations and maintenance expenses for the nine months ended September 30, 2015 were $61.5 million, compared to $40.7 million for the nine months ended September 30, 2014. This increase of $20.8 million, or 51%, was due primarily to higher fees of $7.6 million, higher operating costs of $3.3 million, increased utilities costs of $3.0 million, and higher material costs of $2.5 million all due primarily to the acquisition of additional assets during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

General and administrative expenses.  General and administrative expenses for the nine months ended September 30, 2015 were $23.6 million, compared to $27.9 million for the nine months ended September 30, 2014. This decrease of $4.3 million, or 15%, was due primarily to $6.6 million of one-time compensation expense in the third quarter of 2014 from the accelerated vesting of the LTIP awards, as a result of the change in control in August 2014, partially offset by increased labor and benefits costs of $2.2 million from employee additions for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Depreciation and amortization expense.  Depreciation and amortization expense for the nine months ended September 30, 2015 was $52.5 million, compared to $30.2 million for the nine months ended September 30, 2014. The increase of $22.3 million, or 74%, was due primarily to depreciation of the TexStar Rich Gas System assets acquired in the third quarter of 2014, the 2015 Holdings Acquisition and other capital projects placed in service during 2014.

Equity in losses of joint venture investments.  Our share of losses incurred by the joint venture investments acquired as part of the TexStar Rich Gas System assets was $10.7 million for the nine months ended September 30, 2015 compared to $3.3 million for the nine months ended September 30, 2014. This increase of $7.4 million was due to the fact that the joint venture investments were acquired on August 4, 2014, and thus the 2014 amount only includes two months of activity.

Interest expense.  For the nine months ended September 30, 2015, interest expense was $24.1 million, compared to $9.3 million for the nine months ended September 30, 2014. This increase of $14.8 million was due to higher average borrowings related primarily to the debt incurred as part of the TexStar Rich Gas System Transaction and higher interest rates on borrowings.

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
Beginning in the second half of 2014 and continuing through the issuance of these financial statements, commodity prices have experienced increased volatility. In particular, natural gas, crude oil and NGL prices have decreased significantly. Our future cash flow may be materially adversely affected if we experience significant, prolonged pricing deterioration of the commodities we sell or there is a continuing material reduction in drilling for oil or natural gas in the geographic areas in which we operate, including the Eagle Ford Shale region. See Note 1 to our condensed consolidated financial statements.
The majority of our revenue is derived from fixed-fee contracts, which have limited direct exposure to commodity price levels since we are paid based on the volumes of natural gas that we gather, process, treat, compress and transport and the volumes of NGLs we fractionate and transport, rather than being paid based on the value of the underlying natural gas or NGLs. In addition, a percentage of our contract portfolio contains minimum volume commitment arrangements. The majority of our volumes are dependent upon the level of producer drilling activity.
After considering these uncertainties, we anticipate potential future shortfalls in the amount of consolidated EBITDA (as defined in our Third A&R Revolving Credit Agreement, as amended in May 2015) necessary to remain in compliance with the consolidated total leverage ratio of our Financial Covenants in our Credit Facility. As discussed in further detail in Note 6 to our condensed consolidated financial statements, we have the right to cure such a Financial Covenant Default by either our Sponsors or Holdings purchasing equity interests in or making capital contributions (an equity cure) resulting in, among other things, proceeds that, if added to consolidated EBITDA, would result in us satisfying the Financial Covenants. Once such an equity cure is made, it is included in our consolidated EBITDA calculation in any rolling twelve month period that includes the quarter that was cured. Should there be an event of default under the Credit Facility, and such default is not cured, we would also experience a cross default under our Term Loan Agreement (defined in Note 6 to our condensed consolidated financial statements) and all of our debt would become due and payable to our lenders.
As of September 30, 2015, we determined that we will not be in compliance with the consolidated total leverage ratio of our Financial Covenants absent an equity cure of approximately $5.3 million within approximately 15 days following the issuance of these financial statements. We believe that we will have the ability to fund this equity cure with the remaining $8.3 million non-cash equity cure credit amount from our Credit Agreement Amendment. We used $4.7 million of the contractual $13.0 million non-cash equity cure credit amount from our Credit Agreement Amendment to fund an equity cure in order to stay in compliance with the consolidated total leverage ratio of our Financial Covenants as of June 30, 2015. See Note 1 to our condensed consolidated financial statements. We anticipate funding additional equity cures needed to maintain compliance with our Financial Covenants through the end of 2016 with the remainder of the non-cash equity cure credit amount, the $50 million Sponsor equity commitment described below, or a combination of the two.
In response to our need for additional liquidity and the need for the Partnership to maintain compliance with our Financial Covenants, our Sponsors have committed to provide the necessary funding to support us for at least a reasonable period of time in an amount up to $50 million, which was increased from $25 million in August 2015, to ensure we have sufficient liquidity to comply with applicable Financial Covenants and to fund normal operating and growth capital requirements. Therefore, our financial statements have been presented as if we will continue as a going concern. See Note 6 to our condensed consolidated financial statements.
As of November 3, 2015, we had $595.5 million in outstanding borrowings under our Senior Credit Facilities. Under our five-year revolving credit facility, pursuant to our Third A&R Revolving Credit Agreement, we have the ability to borrow up to $200 million (the “Credit Facility”) less any letters of credit amounts outstanding, which as of November 3, 2015 provided us access to $30.9 million. However, we are unable to borrow on our Credit Facility until we have funded the required equity cure for the third quarter of 2015 with the available funding options described above.

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

•	maintenance capital expenditures, which are capital expenditures that are not considered growth capital expenditures.

The following table summarizes our capital expenditures (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Maintenance capital	$3,351	$1,309	$8,968	$4,047
Growth capital	25,636	28,693	84,978	99,323
Capital expenditures	$28,987	$30,002	$93,946	$103,370

Our growth capital expenditures during the nine months ended September 30, 2015 relate primarily to various expansion and improvement projects primarily in our South Texas assets. The growth capital expenditures during the nine months ended September 30, 2014 related primarily to construction of an addition to our pipeline system extending into Webb County, Texas.

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

We believe that cash from operations, cash on hand, commitments from our Sponsors discussed above, and our unused borrowings under our Senior Credit Facilities will provide liquidity to meet future short term capital requirements for a reasonable period of time. The sufficiency of these liquidity sources to fund necessary and committed capital needs will be dependent upon our ability to meet our covenant requirements of our Senior Credit Facilities. We believe we have and will continue to have sufficient liquidity to operate our business. See Notes 1 and 6 to our condensed consolidated financial statements.
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

Cash Flows

The following table provides a summary of our cash flows by category (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$24,508	$20,905
Net cash used in investing activities	(109,209)	(221,104)
Net cash provided by financing activities	84,703	198,672

Operating cash flows — Net cash provided by operating activities was $24.5 million for the nine months ended September 30, 2015, compared to $20.9 million for the nine months ended September 30, 2014. The increase in cash from operating activities primarily was the result of increased net earnings after adjusting for non-cash items during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Investing cash flows — Net cash used in investing activities for the nine months ended September 30, 2015 was $109.2 million, compared to $221.1 million for the nine months ended September 30, 2014. The decrease of $111.9 million primarily relates to the TexStar Rich Gas System Transaction in August 2014, the Onyx acquisition in March 2014 and decreased capital expenditures, partially offset by the cash consideration paid in the 2015 Holdings Acquisition.

Financing cash flows — Net cash provided by financing activities for the nine months ended September 30, 2015 was $84.7 million, compared to $198.7 million for the nine months ended September 30, 2014. The decrease was due to proceeds received from our $144.7 million equity offering, net of expenses, in the first quarter of 2014 and reduced net borrowings of $89.0 million from our debt instruments, partially offset by $100 million of debt assumed and immediately repaid by us in connection with the TexStar Rich Gas System Transaction.

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

Internal control over financial reporting.  There were no changes in our system of internal control over financial reporting (as defined in Rule 13a—15(f) or Rule 15d—15(f) of the Exchange Act) during the third quarter of 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

A description of our material legal proceedings is included in Note 7 to our condensed consolidated financial statements, and is incorporated herein by reference.

Item 1A. Risk Factors.

The risk factors contained in our 2014 Annual Report on Form 10-K under Part I, Item 1A “Risk Factors,” as updated by the Current Report on Form 8-K dated August 20, 2015, are incorporated herein by reference. There have been no material changes in our risk factors since that report.

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

SOUTHCROSS ENERGY PARTNERS, L.P.

		By:	Southcross Energy Partners GP, LLC, its general partner

Date:	November 6, 2015	By:	/s/ Bret M. Allan
Bret M. Allan
Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date:	November 6, 2015	By:	/s/ G. Tracy Owens
G. Tracy Owens
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