Form 10-K
period 2015-12-31
Southcross Energy Partners, L.P.
filed 2016-04-14
CIK 1547638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission file number: 001-35719
Southcross Energy Partners, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	45-5045230 (I.R.S. Employer Identification No.)
1717 Main Street, Suite 5200 Dallas, TX (Address of principal executive offices)	75201 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2015 was approximately $240,817,530 based on the closing sale price and the number of outstanding common units on such date as reported on the New York Stock Exchange.

As of April 8, 2016, the registrant has 28,512,465 common units, 12,213,713 subordinated units and 15,958,990 Class B Convertible Units outstanding. The registrant's common units trade on the New York Stock Exchange under the symbol "SXE".
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
For the Year Ended December 31, 2015

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
Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this Form 10-K and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

•
the volatility of natural gas, crude oil and NGL prices and the price and demand of products derived from these commodities, particularly in the depressed energy price environment that began in the second half of 2014, which has the potential for further deterioration and may result in a continued reduction in exploration, development and production of crude oil and natural gas;

•	competitive conditions in our industry and the extent and success of producers increasing production or replacing declining production and our success in obtaining new sources of supply;

•	industry conditions and supply of pipelines, processing and fractionation capacity relative to available natural gas from producers;

•	our dependence upon a relatively limited number of customers for a significant portion of our revenues;

•	actions taken or inactions or nonperformance by third parties, including suppliers, contractors, operators, processors, transporters and customers;

•	the financial condition and creditworthiness of our customers;

•	our ability to recover NGLs effectively at a rate equal to or greater than our contracted rates with customers;

•	our ability to produce and market NGLs at the anticipated differential to NGL index pricing;

•	our access to markets enabling us to match pricing indices for purchases and sales of natural gas and NGLs;

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

•
our access to financing and ability to remain in compliance with our financial covenants, and the potential for lack of access to debt and equity capital markets as a result of the depressed energy price environment;

•	our ability to generate sufficient operating cash flow to resume funding our quarterly distributions;

•	the effects of downtime associated with our assets or the assets of third parties interconnected with our systems;

•	operating hazards, fires, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the failure of our processing, fractionation and treating plants to perform as expected, including outages for unscheduled maintenance or repair;

•	the effects of laws and governmental regulations and policies;

•	the effects of existing and future litigation;

•	the impact on our financial condition and operations resulting from the financial condition and operations of our controlling unitholder, Southcross Holdings LP;

•	changes in general economic conditions;

•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the U.S. Securities and Exchange Commission; and

•	the financial health of our controlling unitholder, Southcross Holdings LP, and its ability to pay amounts owed to us on a timely basis.

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
Southcross Holdings LP, a Delaware limited partnership (“Holdings”), indirectly owns 100% of Southcross Energy Partners GP, LLC, a Delaware limited liability company and our general partner (“General Partner”) (and therefore controls us), all of our subordinated units, all of our Class B Convertible units (the "Class B Convertible Units") and a portion of our common units. Our General Partner owns an approximate 2.0% interest in us and all of our incentive distribution rights. Following the emergence of Holdings from its Chapter 11 reorganization proceeding on April 13, 2016 (as discussed below under “Recent Developments - Chapter 11 Reorganization”), EIG Global Energy Partners, LLC (“EIG”) and Tailwater Capital LLC (“Tailwater”) (collectively, the “Sponsors”) each indirectly own approximately one-third of Holdings, and a group of consolidated lenders under Holdings' revolving credit facility and term loan own the remaining one-third equity interest, which was previously owned by Charlesbank Capital Partners, LLC.
We are a master limited partnership, headquartered in Dallas, Texas, that provides natural gas gathering, processing, treating, compression and transportation services and NGL fractionation and transportation services. We also source, purchase, transport and sell natural gas and NGLs. Our assets are located in South Texas, Mississippi and Alabama and include four gas processing plants, two fractionation facilities and approximately 3,138 miles of pipeline.
Recent Developments
Holdings Chapter 11 Reorganization

On March 28, 2016, Holdings and certain of its subsidiaries (other than us, our General Partner and our subsidiaries) filed a pre-packaged plan of reorganization (the “POR”) under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of Texas to restructure its debt obligations and strengthen its balance sheet. Our operations, customers, suppliers, partners and other constituents were excluded from such proceeding. On April 11, 2016, the bankruptcy court confirmed Holdings’ POR, and on April 13, 2016, Holdings and its subsidiaries emerged from its bankruptcy and consummated the following principal transactions:

•	issued 33.34% of the limited partner interests of Holdings to the lenders under Holdings’ credit facility in exchange for the elimination of certain funded debt obligations;

•	issued 33.33% of the limited partner interests of Holdings to EIG in exchange for approximately $85 million in cash;

•	issued 33.33% of the limited partner interests of Holdings to Tailwater in exchange for approximately $85 million in cash;

•
committed to provide us $50 million (as part of the Equity Cure Agreement discussed below), from the $170 million in new equity contributed to Holdings from the Sponsors, to ensure we have sufficient liquidity to comply with the applicable financial covenants set forth in our credit agreement; and

•	paid all of the receivable due to us.

In addition, pursuant to the terms of the POR, the Lenders have the right to appoint two members (one of which must be independent) to the board of directors of our general partner due to their equity interest in Holdings. The directors appointed by the Lenders will replace the directors previously appointed by Charlesbank Capital Partners, LLC. The court authorized

Holdings to continue to pay all of its trade creditors, suppliers and contractors, including us, in the ordinary course of business and any amounts owed by Holdings to these parties will not be impacted by the bankruptcy proceeding. We believe Holdings’ reorganization and POR will enhance our liquidity position, strengthen our balance sheet and position it to continue to support our business and growth.

Holdings Drop-Down Acquisition

On May 7, 2015, we acquired gathering, treating, compression and transportation assets (the “2015 Holdings Acquisition”) pursuant to a Purchase, Sale and Contribution Agreement among Holdings, TexStar Midstream Utility, LP, Frio LaSalle Pipeline, LP (“Frio”), us and certain of our subsidiaries. The acquired assets consist of the Valley Wells sour gas gathering and treating system (the “Valley Wells System”), compression assets that are part of the Valley Wells and Lancaster gathering and treating systems (the “Compression Assets”) and two NGL pipelines. Due to the common control aspects in the 2015 Holdings Acquisition, the Partnership’s financial results retrospectively include the financial results for the Valley Wells System and the Compression Assets for all periods ending after August 4, 2014, the date that Southcross Energy LLC and TexStar Midstream Services, LP, a Texas limited partnership (“TexStar”), combined pursuant to a contribution agreement in which Holdings was formed (the “Holdings Transaction”). For additional details regarding the 2015 Holdings Acquisition, see Notes 1 and 3 to our consolidated financial statements.

Liquidity Consideration
As of December 31, 2015, we were not in compliance with the consolidated total leverage ratio of our Financial Covenants (as defined in Note 8 to our consolidated financial statements) absent an equity cure of $14.9 million. We used the remaining $3.0 million of the contractual $13.0 million non-cash equity cure credit amount from our Credit Agreement Amendment (defined in Note 8 to our consolidated financial statements) to fund a portion of our equity cure. On March 17, 2016, we entered into an equity cure contribution agreement (the “Equity Cure Agreement”) with Holdings whereby we have the right to cure any default with respect to our Financial Covenants by having Holdings purchase equity interests in or make capital contributions to us, in an aggregate amount of up to $50 million. On March 30, 2016, we received $11.9 million from Holdings, pursuant to the terms of the Equity Cure Agreement, to fund the remaining balance of the equity cure required to comply with the consolidated total leverage ratio of our Financial Covenants. In addition, in developing our annual budget for 2016, our forecast indicates future shortfalls in the amount of consolidated EBITDA necessary to remain in compliance with the consolidated total leverage ratio of our Financial Covenants in our Credit Facility for the remainder of 2016. We will have the remaining $38.1 million from the Equity Cure Agreement available to fund additional equity cures through the fourth quarter of 2016, as needed, and to assist in the Partnership's ability to continue as a going concern for a reasonable period of time. We believe that this amount will be sufficient to fund any equity cure requirements during this period. For additional details regarding this equity cure, see Notes 1 and 2 to our consolidated financial statements.
Distribution Suspension
In January 2016 and effective for the fourth quarter of 2015, the board of directors of our General Partner voted not to pay a quarterly distribution and instead to reserve any excess cash for the operation of our business. Quarterly distributions were paid by the Partnership through the third quarter of 2015. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders. The board of directors and management will continue to evaluate the Partnership's ability to reinstate the distribution in future periods. See Notes 1, 2 and 5 to our consolidated financial statements.
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
We may take advantage of these provisions until we are no longer an emerging growth company, which will occur on the earliest of:

i.	the last day of the fiscal year following the fifth anniversary of our IPO;

ii.	the last day of the fiscal year in which we have more than $1.0 billion in annual revenues;

iii.	the date on which we have more than $700 million in market value of our common units held by non-affiliates; or

iv.	the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period.
Ownership Structure
The following table depicts our ownership structure as of December 31, 2015:

Description	Percentage ownership
Ownership by non-affiliates:
Public common units	37.8%
Southcross Holdings LP's ownership:
Common units	11.5%
Subordinated units	21.1%
Class B Convertible Units	27.6%
General partner interest	2.0%
Total	100.0%
Business Strategy
Our principal business objective is to focus on profitability and improving our business operations by expanding the capacity and efficiency of our assets by making selective acquisitions and by managing costs while ensuring the ongoing stability of our business. We expect to achieve this objective by pursuing the following business strategies:

•
Capitalize on organic growth opportunities, with a focus on the Eagle Ford Shale region. We intend to continue to evaluate and execute midstream projects involving the gathering, processing, treating, compression and transportation of natural gas and the transportation and fractionation of NGLs that enhance our existing systems as well as to aggregate supply and obtain access to premium markets for that supply. We plan to continue to focus on projects that we expect to increase our total throughput volume and generate attractive returns.

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

•
Execute accretive drop-downs of complementary assets from Holdings. We intend to pursue accretive acquisitions from our parent company, Holdings, which strategically expand or complement our existing asset portfolio, primarily in the Eagle Ford Shale region. However, Holdings is not obligated to execute these drop-downs.

•
Manage our exposure to commodity price risk.  Because natural gas and NGL prices are volatile, we strive to mitigate the impact of fluctuations in commodity prices and to generate more stable cash flows. We have, and will continue to pursue, a contract portfolio that is weighted towards fixed-fee and fixed-spread contracts, which are not directly sensitive to commodity price levels, while minimizing our direct exposure to commodity price fluctuations. We also will consider other methods of limiting commodity exposure, including the use of derivative instruments, as appropriate.

•
Maintain sound financial practices to ensure our long-term viability.  We intend to maintain our commitment to financial discipline, including reduction of leverage on the consolidated balance sheet, which we believe will serve the long-term interests of our unitholders.

Competitive Strengths
We believe that we are well-positioned to execute our business strategies successfully by capitalizing on the following competitive strengths:

•
Strategically located asset base.  The majority of our assets are located in, or within close proximity to, the Eagle Ford Shale region in South Texas, which is one of the most resource rich drilling regions in the U.S. We also operate in Mississippi and Alabama. We believe the growth potential of our South Texas assets coupled with the established, long-lived nature of our Mississippi and Alabama assets provide us with the opportunity to generate growth over the next several years. In addition, all of our assets have access to major natural gas market areas.

•
South Texas.  The close proximity of our South Texas system to the Eagle Ford Shale region has allowed us to execute several organic capital projects in the area, to identify additional infrastructure needs adjacent to our existing systems and to make strategic acquisitions in that area, including our acquisition of the TexStar Rich Gas System. Our growth opportunities are impacted primarily by natural gas production in our Eagle Ford Shale region. Our Eagle Ford Southcross pipeline catchment area includes multiple prospective production zones, including the Olmos tight sands formation, which overlays the Eagle Ford Shale. Our business activity provides us with relationships with producers in the Eagle Ford Shale region and an understanding of their future development plans and infrastructure needs. In addition, our South Texas systems benefit from access to the large industrial market in and around the Corpus Christi area.

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

•
Integrated South Texas midstream value chain.  We provide a comprehensive package of services to natural gas producers and customers including natural gas gathering, processing, treating, compression and transportation and NGL fractionation and transportation. We believe our ability to move natural gas and NGLs from the wellhead to market provides us with several advantages in competing for new supplies of natural gas. Specifically, the integrated nature of our business allows us to provide multiple services related to a single supply of natural gas and take advantage of incremental opportunities that present themselves along the value chain. Providing multiple services to customers also gives us a better understanding of each customer's needs and the marketplace. In addition to the advantages with our producers and customers, our ability to source and transport natural gas to market also allows us to satisfy our commercial and industrial customers' demand for natural gas. We believe all of these factors provide a competitive advantage relative to companies which do not offer this range of midstream services.

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

•
Supportive Sponsors with significant industry expertise.  Our Sponsors are the principal owners of Holdings, the owner of our General Partner and the holder of an approximate 61.5% limited partnership interest in us, and have substantial experience as private equity investors in the energy and midstream sectors. Our Sponsors' investment professionals have deep experience in identifying, evaluating, negotiating and financing acquisitions and investments in the midstream sector. We believe that our Sponsors provide us with strategic guidance, financial expertise and capital support that enhance our ability to grow our asset base and cash flow.
Our Assets and Operations
Our assets consist of gathering systems, intrastate pipelines, four natural gas processing plants, two fractionation facilities, 11 compressor stations, a treating system, and pipelines. Our operations are managed as and presented in one reportable segment.
The following tables provide information regarding our assets as of and for the year ended December 31, 2015:

	As of December 31, 2015	Year Ended December 31, 2015
Gathering systems and intrastate pipelines	Miles	Average throughput volumes of natural gas (MMcf/d)
South Texas	2,028	662
Mississippi/Alabama	1,110	214
Total	3,138	876

	As of December 31, 2015	Year Ended December 31, 2015
Processing plants	Approximate design of gas processing capacity (MMcf/d)	Average volume of processed gas (MMcf/d)
Gregory	135	50
Conroe	50	27
Woodsboro	200	164
Lone Star	300	181
Total	685	422

	As of December 31, 2015	Year Ended December 31, 2015
Fractionation plants	Approximate design of fractionation capacity (Bbls/d)	Average volume of NGLs sold from output (Bbls/d)
Gregory	4,800	—
Bonnie View	22,500	13,312
Total	27,300	13,312

As of December 31, 2015
Field Compression Stations	Approximate design of compression horsepower
Barracuda	2,760
Comet	5,520
Corvair	2,760
Cyclone	2,760
El Dorado	8,280
Lancaster Plant	5,700
Oppenheimer	1,160
Scott North	637
Skylark	1,340
Urban	500
Valley Wells Treater	21,305
Total	52,722

As a result of the TexStar Rich Gas System Transaction, we acquired equity interests in three joint ventures, including T2 Eagle Ford Gathering Company LLC (“T2 Eagle Ford”), T2 LaSalle Gathering Company LLC (“T2 LaSalle”) and T2 EF Cogeneration Holdings LLC (“T2 Cogen”), which operate pipelines and a cogeneration facility located in South Texas. We indirectly own a 50% interest in T2 Eagle Ford, a 50% interest in T2 Cogen and a 25% interest in T2 LaSalle. T2 Cogen operates two gas powered turbines that buy fuel from related parties and charges such parties based on monthly electrical activity. The following table provides information regarding our pipeline joint venture investments, T2 Eagle Ford and T2 LaSalle, for the year ended December 31, 2015:

	As of December 31, 2015
Joint venture pipelines	Miles	Leased Capacity	Average throughput volumes of natural gas (MMcf/d)(1)
Dimmit	46	50%	64.3
LaSalle	58	25%	117.1
Choke Canyon	72	50%	173.1
Residue Header	57	50%	134.8
Total	233

(1) Average throughput volumes of natural gas calculated for the entire year ended December 31, 2015.
We derive revenue primarily from fixed-fee and fixed-spread arrangements. For the year ended December 31, 2015, our fixed-fee and fixed-spread arrangements accounted for approximately 87% of our gross operating margin. Our contracts vary in duration from one month to several years and the duration and pricing of our contracts vary depending upon several factors, including our competitive position, our acceptance of risks associated with longer-term contracts, and our desire to recoup over the term of a contract any capital expenditures that we are required to incur in order to provide service to our customers.
We continually seek new sources of natural gas supply and end use markets to increase the gas throughput volume on our gathering and pipeline systems and through our processing plants and compression assets.
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
South Texas
The assets in our South Texas region are located between Conroe and Webb and Dimmitt Counties near the Texas-Mexico border. As of December 31, 2015, these assets consisted of approximately 2,028 miles of pipeline ranging in diameter from 2 to 24 inches, our Woodsboro processing plant, our Bonnie View NGL fractionation facility, our Gregory processing plant and NGL fractionation facility, our Lone Star processing plant, our Conroe gathering system and its associated processing plant, our Valley Wells System and 11 compression stations.
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
Our Woodsboro processing plant is a 200 MMcf/d cryogenic processing plant located in Refugio County, Texas. Our Bonnie View NGL fractionation plant, also in Refugio County, Texas has a capacity of 22,500 Bbls/d. In July 2015, we experienced pressure issues within the depropanizer tower at Bonnie View that resulted in a 50% reduction in operating capacity for the remainder of 2015. In June 2015, we completed the NGL pipelines, which include a Y-grade pipeline that connects our Woodsboro processing facility to Holdings' Robstown fractionator ("Robstown") and a propane pipeline from our Bonnie View fractionator to Robstown. The installation of the NGL pipelines resulted in our ability to sell incremental Y-grade to Holdings and mitigated the financial impact of the reduced capacity at Bonnie View.
Our Lone Star processing plant is a 300 MMcf/d cryogenic processing plant located in Bee County, Texas, and was acquired from TexStar in August 2014. The plant is interconnected with other South Texas rich gas supply basins via our Bee Line pipeline which was placed into service in 2013.
Our Gregory processing plant is a cryogenic processing plant comprised of two units collectively having a total capacity of 135 MMcf/d, and a fractionator having total capacity of 4,800 BBls/d. This plant processes natural gas from both a local gathering system and from sources elsewhere on our South Texas pipeline systems. The fractionator is currently idle due to excess fractionation capacity on our system. NGLs produced at our Gregory processing plant are typically fractionated at our Bonnie View fractionator or shipped to Robstown.
On January 20, 2015, our Gregory processing plant experienced a fire which caused damage to one of our two processing plants, taking all 135 MMcf/d of processing capacity temporarily out of service. In February 2015, we brought 55 MMcf/d back on-line. The remaining 80 MMcf/d of processing capacity will remain off-line until such time it is deemed necessary that the remaining processing capacity is needed. We reached our insurance deductible as part of efforts to return the facility to service from the fire and recorded a receivable of $0.5 million in our consolidated balance sheets as of December 31, 2015 for amounts incurred above the deductible.
Our Conroe processing plant and gathering system is a 50 MMcf/d cryogenic natural gas plant. The processing plant and gathering system operate together on a stand-alone basis north of Houston in Montgomery County, Texas to gather and process natural gas. We have a mixture of fixed-fee and percent of proceeds processing contracts with producers, under which the majority of the residue gas from the Conroe plant is returned to the producers for gas lift purposes. We sell the remaining residue gas and NGLs to unaffiliated parties.
Our Valley Wells System, located in LaSalle County, Texas, has sour gas treating capacity of approximately 100 MMcf/d and is supported by a 60 MMcf/d minimum volume commitment from Holdings for gathering and treating services, while Holdings has producer contracts with minimum volume commitments totaling 35 MMcf/d behind the system. The system is connected to our rich gas system for transport and processing.
Mississippi and Alabama
The assets in our Mississippi region are located principally in the southern half of the state and comprise the largest intrastate pipeline system in Mississippi. The Mississippi assets consist of approximately 618 miles of pipeline, ranging in diameter from 2 to 20 inches with an estimated design capacity of 345 MMcf/d, and two treating plants. Our system throughput volumes in Mississippi are affected by both on-system gas production volumes and customers' demand for gas. The system has the capability to receive natural gas from three unaffiliated interstate pipelines—Southeast Supply Header, Southern Natural Gas Company and Texas Eastern Company—to supplement supply on the system or to market gas off the system.

The assets in our Alabama region are located in northwest and central Alabama and consist of 492 miles of natural gas gathering and transmission pipelines ranging from 2 to 16 inches in diameter with an estimated design capacity of 375 MMcf/d. The primary gas supply to the system is coal bed methane gas from the Black Warrior Basin with incremental volumes gathered from conventional gas wells. The system receives natural gas from unaffiliated interstate pipelines and services markets along the system.
Competition
The natural gas gathering, compression, processing, transportation and marketing business and the NGL fractionation business are highly competitive. Our competitors include other midstream companies, producers and intrastate and interstate pipelines. Competition for natural gas volumes is based primarily on commercial terms, reliability, service levels, flexibility, access to markets, location, available capacity, connection costs and fuel efficiencies. Our principal competitors are DCP Midstream LLC, Energy Transfer Partners, L.P., Enterprise Products Partners LP, Boardwalk Pipeline Partners, LP, Kinder Morgan Inc., Spectra Energy Partners, LP and Targa Pipeline Partners, L.P.
In addition to competing for natural gas supply volumes, we face competition for customer markets in selling residue gas and NGLs. Competition is based primarily on the proximity of pipelines to the markets, price and assurance of supply.
Customers and Concentration of Credit Risk
Our markets are in Texas, Alabama and Mississippi and we have a concentration of trade accounts receivable due from customers engaged in the purchase and sale of natural gas and NGL products, and other services. These concentrations of customers may affect our overall credit risk as these customers may be similarly affected by changes in economic, regulatory or other factors. We analyze customers' historical financial and operational information prior to extending credit.
Our top ten customers accounted for 54.2% of our revenue for the year ended December 31, 2015. Due to the continued volatility of commodity prices, some of our customers may experience material financial and liquidity issues. No significant nonpayment from customers has occurred as of December 31, 2015, however, we are aware of certain customers that have begun to undergo financial restructurings in 2016. We continue to monitor the proceedings of these customers' situations and will record an allowance for uncollectible accounts receivable at which time it may become necessary.
Governmental Regulation
We are subject to regulation by the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration ("PHMSA") pursuant to the Natural Gas Pipeline Safety Act of 1968 (the "NGPSA"), and the Pipeline Safety Improvement Act of 2002 (the "PSIA"), which was reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. crude oil and natural gas transmission pipelines in "high-consequence areas". PHMSA has developed regulations implementing the PSIA that require transportation pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in "high consequence areas," such as high population areas. The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the "2011 Pipeline Safety Act"), reauthorized funding for federal pipeline safety programs, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines.
The 2011 Pipeline Safety Act increased the maximum administrative civil penalties for violation of the pipeline safety laws and regulations after January 3, 2012 to $0.2 million per violation per day, with a maximum of $2.0 million for a series of violations. In October 2015, PHMSA proposed changes to its pipeline safety regulations that would significantly extend the integrity management requirements to previously exempt pipelines and would impose additional obligations on pipeline operators that are already subject to the integrity management requirements. PHMSA’s proposed rule would also require annual reporting of safety-related conditions and incident reports for all gathering lines and gravity lines, including pipelines that are currently exempt from PHMSA regulations. PHMSA issued a separate regulatory proposal in July 2015 that would impose pipeline incident prevention and response measures on pipeline operators. PHMSA also recently published an advisory bulletin providing guidance on verification of records related to pipeline maximum allowable operating pressure. We have performed hydrotests of our facilities to establish the maximum allowable operating pressure and do not expect that any final rulemaking by PHMSA regarding verification of maximum allowable operating pressure would materially affect our operations or revenue. We believe our records relating to allowable maximum operating pressure to be reliable, traceable, verifiable and complete.
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
In addition, we are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (the "OSHA"), and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry; the OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act (the “EPCRA”) and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that such information be provided to employees, state and local government authorities and citizens; the OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals; the Environmental Protection Agency's (the “EPA”) Chemical Accident Prevention Provisions, also known as the Risk Management Plan requirements, which are designed to prevent the accidental release of toxic, reactive, flammable or explosive materials; and the Department of Homeland Security Chemical Facility Anti-Terrorism Standards, which are designed to regulate the security of high-risk chemical facilities. In July 2015, we paid a $0.1 million fine to OSHA related to the fire at our Gregory facility in January 2015. We do not believe that compliance with these regulations will have a material adverse effect on our business, financial position or results of operations or cash flows.
Further, exposure to gas containing certain levels of hydrogen sulfide, referred to as sour gas, can be harmful to humans. Some of the gas processed at our sour gas treating and processing facility, as part of the Valley Wells System, contains high levels of hydrogen sulfide. We do not believe that compliance with the applicable federal and state environmental, health and safety laws will have a material adverse effect on our business, financial position or results of operations or cash flows.
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
Section 311 Pipelines
Intrastate transportation of natural gas is largely regulated by the state in which such transportation takes place. Several of our intrastate pipeline subsidiaries, Southcross CCNG Transmission Ltd., Southcross Gulf Coast Transmission Ltd., Southcross Mississippi Pipeline, L.P., TexStar Transmission, LP, Southcross Nueces Pipelines LLC and Southcross Alabama Pipeline LLC, also provide interstate transportation services. The rates, terms and conditions of such services are subject to the Federal Energy Regulatory Commission ("FERC") jurisdiction under Section 311 of the Natural Gas Policy Act ("NGPA"), and Part 284 of FERC's regulations. Pipelines providing certain transportation service under Section 311 are required to provide services on an open and nondiscriminatory basis. The NGPA regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of an interstate natural gas pipeline or a local distribution company or LDC served by an interstate natural gas pipeline. Under Section 311, rates charged for intrastate transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The rates under Section 311 approved by FERC are maximum rates and we may negotiate at or below such rates depending on the market. Currently, FERC reviews our rates every five years and such rates may increase or decrease as a result of such reviews. During the year ended December 31, 2015 FERC approved tariff rates for three of our systems. The next rate review occurs in 2017. The terms and conditions of service set forth in the intrastate pipeline's statement of operating conditions are also subject to FERC's review and approval. In the future, should FERC determine not to authorize rates which fully recover our costs of service, our business may be adversely affected. Failure to observe the service limitations applicable to transportation and storage services under Section 311, failure to comply with the rates approved by FERC for Section 311 service, and/or failure to comply with the terms and conditions of service established in the pipeline's FERC-approved statement of operating conditions could result in alteration of jurisdictional status, and/or the imposition of administrative, civil and criminal remedies or sanctions.
Hinshaw Pipelines
Similar to intrastate pipelines, Hinshaw pipelines, by definition, also operate within a single state. We have a Mississippi pipeline segment that is categorized as a Hinshaw pipeline. Also, similar to pipelines operating under Section 311 of the NGPA, Hinshaw pipelines can receive gas from outside their state without becoming subject to the jurisdiction of FERC under the Natural Gas Act ("NGA"). Specifically, Section 1(c) of the NGA exempts from FERC's NGA jurisdiction those pipelines that transport gas in interstate commerce if (1) they receive natural gas at or within the boundary of a state, (2) all the gas is consumed within that state and (3) the pipeline is regulated by a state commission. Following the enactment of the NGPA, FERC issued Order No. 63 authorizing Hinshaw pipelines to apply for authorization to transport natural gas in interstate commerce in the same manner as intrastate pipelines operating pursuant to Section 311 of the NGPA. Hinshaw pipelines frequently operate pursuant to blanket certificates to provide transportation and sales service under FERC's regulations.
Gathering Pipeline Regulation
Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of FERC. Although FERC has not made a formal determination with respect to all of our facilities we believe to be gathering facilities, we believe that our natural gas gathering pipelines meet the traditional tests that FERC has used to determine that a pipeline is a gathering pipeline and is, therefore, not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. In recent years, FERC has taken a more light-handed approach to regulation of the gathering activities of interstate pipeline transmission companies, which has resulted in a number of such companies transferring gathering facilities to unregulated affiliates. As a result of these activities, natural gas gathering may begin to receive greater regulatory scrutiny at both the state and federal levels. Our natural gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services. Our natural gas gathering operations also may be or become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.
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
Market Behavior Rules; Reporting Requirements
On August 8, 2005, Congress enacted the Energy Policy Act of 2005 ("the EPAct 2005"). Among other matters, the EPAct 2005 amended the NGA to add an anti-manipulation provision that makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulations to be prescribed by FERC and, furthermore, provides FERC with additional civil penalty authority. On January 19, 2006, FERC, issued Order No. 670, a rule implementing the anti-manipulation provision of the EPAct 2005, and subsequently denied rehearing. The rules make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC or the purchase or sale of transportation services subject to the jurisdiction of FERC to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-manipulation rules apply to interstate gas pipelines and storage companies and intrastate gas pipelines and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted "in connection with" gas sales, purchases or transportation subject to FERC jurisdiction. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but only to the extent such transactions do not have a "nexus" to jurisdictional transactions. The EPAct 2005 also amends the NGA and the NGPA to give FERC authority to impose civil penalties for violations of these statutes, up to $1,000,000 per day per violation for violations occurring after August 8, 2005. In connection with this enhanced civil penalty authority, FERC issued a policy statement on enforcement to provide guidance regarding the enforcement of the statutes, orders, rules and regulations it administers, including factors to be considered in determining the appropriate enforcement action to be taken. Should we fail to comply with all applicable FERC-administered statutes, rule, regulations and orders, we could be subject to substantial penalties and fines. In addition, the Commodities Futures Trading Commission (the "CFTC") is directed under the Commodities Exchange Act (the "CEA") to prevent price manipulations for the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Act and other authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1,000,000 or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA.
The EPAct 2005 also added a Section 23 to the NGA authorizing FERC to facilitate price transparency in markets for the sale or transportation of physical natural gas in interstate commerce. In 2007, FERC took steps to enhance its market oversight and monitoring of the natural gas industry by issuing several rulemaking orders designed to promote gas price transparency and to prevent market manipulation. In December 2007, FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing, or Order No. 704. Order No. 704 requires buyers and sellers of annual quantities of natural gas of 2,200,000 MMBtu or more, including entities not otherwise subject to FERC's jurisdiction, to provide by May 1 of each year an annual report to FERC describing their aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to or may contribute to the formation of price indices. Order No. 704 also requires market participants to indicate whether they report prices to any index publishers and, if so, whether their reporting complies with FERC's policy statement on price reporting. In June 2010, FERC issued the last of its three orders on rehearing and clarification further clarifying its requirements.
In May 2010, FERC issued Order No. 735, which requires intrastate pipelines providing transportation services under Section 311 of the NGPA and Hinshaw pipelines operating under Section 1(c) of the NGA to report on a quarterly basis more detailed transportation and storage transaction information, including: rates charged by the pipeline under each contract; receipt and delivery points and zones or segments covered by each contract; the quantity of natural gas the shipper is entitled to transport, store, or deliver; the duration of the contract; and whether there is an affiliate relationship between the pipeline and the shipper. Order No. 735 further requires that such information must be supplied through a new electronic reporting system and will be posted on FERC's website, and that such quarterly reports may not contain information redacted as privileged. FERC promulgated this rule after determining that such transactional information would help shippers make more informed purchasing decisions and would improve the ability of both shippers and FERC to monitor actual transactions for evidence of market power or undue discrimination. Order No. 735 also extends FERC's periodic review of the rates charged by the subject pipelines from three years to five years. Order No. 735 became effective on April 1, 2011.
State Utility Regulation
Some of our operations in Texas are specifically subject to the Texas Gas Utility Regulatory Act, as implemented by the Railroad Commission of Texas ("RRC"). Generally, the RRC has authority to ensure that rates charged for natural gas sales or transportation services are just and reasonable. Our gas utilities, Southcross CCNG Gathering Ltd., Southcross CCNG Transmission Ltd. and Southcross Gulf Coast Transmission Ltd., Southcross Nueces Pipelines LLC, FL Rich Gas Utility and TexStar Transmission, LP are required to file gas tariffs and Southcross NGL Pipeline Ltd. has filed NGL tariffs with the RRC.
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
Sales of Natural Gas and NGLs
The transportation of natural gas in interstate commerce has been regulated by FERC under the NGA, the NGPA and regulations issued under those statutes and the transportation of NGLs in interstate commerce has been regulated by FERC under the Interstate Commerce Act. Historically the price, terms and conditions of the sale of natural gas at wholesale in interstate commerce was regulated by FERC, but the sale of NGLs was not regulated. Deregulation of wellhead natural gas sales began with the enactment of the NGPA and culminated in adoption of the Natural Gas Wellhead Decontrol Act which removed all price controls affecting wellhead sales of natural gas effective January 1, 1993.
The price at which we sell natural gas is currently not subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to our physical sales of these energy commodities, we are required to observe anti-market manipulation laws and related regulations enforced by FERC. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.
Sales of NGLs are currently not regulated and are made at negotiated prices. While sales by producers of natural gas and sales of NGLs can currently be made at market prices, Congress could enact price controls in the future.
As discussed above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting interstate natural gas pipelines and those initiatives may also affect the intrastate transportation of natural gas both directly and indirectly.
Anti-terrorism Measures
The Department of Homeland Security Appropriation Act of 2007 requires the Department of Homeland Security (the "DHS") to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present "high levels of security risk." The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to this act and, on November 20, 2007, further issued an Appendix A to the interim rules that establishes chemicals of interest and their respective threshold quantities that will trigger compliance with these interim rules. In addition, in August 2014, DHS issued an advanced notice of proposed rulemaking designed to identify ways to make the Chemical Facility Anti-Terrorism Standards program more effective. Covered facilities that are determined by DHS to pose a high level of security risk will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, record-keeping and protection of chemical-terrorism vulnerability information. Three of our facilities (the Gregory, Conroe and Woodsboro plants) have more than the threshold quantity of listed chemicals; therefore, a "Top Screen" evaluation was submitted to the DHS. The DHS reviewed this information and determined that none of the facilities are considered high-risk chemical facilities.
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
We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations or cash flows. In addition, we believe that the various environmental activities in which we are presently engaged are not expected to materially interrupt or diminish our operational ability to gather, process, treat, compress and transport natural gas and fractionate and transport NGLs. We cannot provide assurance, however, that future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations or the development or discovery of new facts or conditions will not cause us to incur significant costs. Below is a discussion of the material environmental laws and regulations that relate to our business.
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
Oil Pollution Act
In 1991, the EPA adopted regulations under the Oil Pollution Act (the "OPA"). These oil pollution prevention regulations, as amended several times since their original adoption, require the preparation of a Spill Prevention Control and Countermeasure Plan ("SPCC") for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the U.S. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific spill prevention plan, which details how a facility's operations comply with the requirements. To be in compliance, the facility's SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intrafacility piping), inspections and records, security, and training. Most importantly, the facility must fully implement the SPCC plan and train personnel in its execution. We believe that none of our facilities is materially adversely affected by such requirements.
Air Emissions
Our operations are subject to the federal Clean Air Act (the "CAA"), and comparable state and local laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our compressor stations and processing plants, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We and our customers may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements.
On January 30, 2013, the EPA finalized amendments to new regulations under the CAA to control emissions of hazardous air pollutants from stationary reciprocating internal combustion engines and stationary internal combustion engines. Subsequently, the EPA received three petitions for reconsideration of the final rules. On September 5, 2013, EPA agreed to reconsider the rules with respect to only the three issues raised in the petitions and requested public comment. The scope of applicability for most of our engines is the requirement to follow a prescribed maintenance plan or comply with already existing New Source Performance Standard JJJJ. The few engines we do have that are subject to the control and compliance provisions of National Emission Standards for Hazardous Air Pollutants Standard ZZZZ are new engines which meet the emissions limitations therein. We do not believe that compliance with these rules will have a material adverse effect on our operations.
On April 17, 2012, the EPA approved final rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. This rule addresses emissions of various pollutants frequently associated with oil and natural gas production and processing activities. For new or reworked hydraulically-fractured gas wells, the final rule requires controlling emissions through flaring until 2015, when the rule requires the use of reduced emission, or "green", completions. The rule also established specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants and certain other equipment. On August 5, 2013, the EPA finalized updates to the 2012 performance standards for emissions of volatile organic compounds (“VOCs”) from storage tanks used in oil and natural gas production and transmission, which, among other things, adjusted reporting requirements and phased in the date by which storage tanks must install VOC controls. On August 18, 2015, the EPA proposed additional regulations to control emissions of methane and VOCs from various oil and natural gas operations. Compliance with these rules could result in additional costs, including increased capital expenditures and operating costs, for us and our customers which may adversely impact our business.
Water Discharges
The Federal Water Pollution Control Act (the "Clean Water Act"), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as waters of the U.S. and impose requirements affecting our ability to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require us to monitor and sample the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. We believe that compliance with existing permits and compliance with foreseeable new permit requirements under the Clean Water Act and state counterparts will not have a material adverse effect on our business, financial condition, results of operations or cash flow.
Endangered Species
The Endangered Species Act (the "ESA") restricts activities that may affect endangered or threatened species or their habitats. The current listing of species as threatened or endangered has not had a material adverse effect on our business, financial condition, results of operations or cash flow. However, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans or limit future development activity in the affected areas.
Climate Change
The EPA has adopted regulations under existing provisions of the CAA that require certain large stationary sources to obtain Prevention of Significant Deterioration ("PSD") pre-construction permits and Title V operating permits for GHG emissions which does not currently apply to our facilities. In addition, in September 2009, the EPA issued a final rule requiring the monitoring and reporting of greenhouse gas emissions from certain large greenhouse gas emissions sources. Our Gregory, Woodsboro, Bonnie View, Conroe, Lone Star and El Dorado facilities are or will be required to report under this rule. This reporting rule was expanded in November 2010 to include petroleum and natural gas facilities, including certain natural gas transmission compression facilities, and again in October 2015 to include onshore petroleum and natural gas gathering and boosting activities and natural gas transmission pipelines. We have submitted the reports required under the reporting rule on a timely basis and have adopted procedures for future required reporting.
While Congress has from time to time considered legislation to reduce emissions of GHGs, the prospect for adoption of significant legislation at the federal level to reduce GHG emissions is perceived to be low at this time. Nevertheless, the Obama administration has announced it intends to adopt additional regulations to reduce emissions of GHGs and to encourage greater use of low carbon technologies. Several states have also implemented programs to reduce and/or monitor GHG emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, including our current or future customers, which could thereby reduce demand for our midstream services.
In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce greenhouse gas emissions. We continue to monitor the international efforts to address climate change. To the extent the United States and other countries implement this agreement or impose other climate change regulations on the oil and gas industry, it could have an adverse direct or indirect effect on our business.
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
Finally, increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. Due to their location, our operations along the Gulf Coast are vulnerable to operational and structural damages resulting from hurricanes and other severe weather systems and our insurance may not cover all associated losses. We are taking steps to mitigate physical risks from storms, but no assurance can be given that future storms will not have a material adverse effect on our business.

Employees
Currently, we do not have any employees. We rely solely on officers and employees of our General Partner to operate and manage our business. Our General Partner employed 291 employees as of December 31, 2015. None of these employees are covered by collective bargaining agreements, and our General Partner considers its employee relations to be good.
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
Interested parties may communicate directly with the independent directors of our General Partner by submitting a communication in an envelope marked “Confidential” addressed to the “Independent Members of the Board of Directors” in care of Jerry W. Pinkerton, as our current "Lead Director," or such other director designated as the “Lead Director” under the Corporate Governance Guidelines adopted by our General Partner and disclosed in any future public filings with the SEC, and delivering it to 1717 Main Street, Suite 5200, Dallas, Texas 75201.
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
Corporate Governance Documents
We make available free of charge, within the "Investors" section of our website at www.southcrossenergy.com, and in print to any unitholder who so requests, our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter and Compensation Committee Charter. Requests for print copies may be directed to investorrelations@southcrossenergy.com or to: Investor Relations, Southcross Energy Partners, L.P., 1717 Main Street, Suite 5200, Dallas, Texas 75201, or telephone (214) 979-3720. We will post on our website all waivers to or amendments of the Code of Business Conduct and Ethics, that are required to be disclosed by applicable law and the NYSE's Corporate Governance Listing Standards. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 1A.	Risk Factors
You should carefully consider the following risk factors, together with all of the other information included in this report, when deciding whether to invest in us. Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should be aware that the occurrence of any of the events described in this report could have a material adverse effect on our business, financial condition, results of operations and cash flows. In such event, we may be unable to make distributions to our unitholders and the trading price of our common units could decline. The following risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, results of operations and financial condition and our ability to make distributions.
Risks Related to Our Business
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our General Partner, to enable us to pay the minimum quarterly distribution, or any distribution, to our unitholders.
We may not have sufficient cash from operations, following the establishment of cash reserve and payment of fees and expenses, including cost reimbursements to our General Partner, each quarter to enable us to pay the minimum quarterly distribution. For example, in January 2016 and effective for the fourth quarter of 2015, the board of directors of our General Partner voted to not pay a quarterly distribution and to instead reserve any excess cash for the operation of our business. Our decision to reserve all of our cash on hand for allowed purposes and not distribute it may significantly impact our unitholders, as well as our business and operations. The market value of our units may remain depressed or decline further unless and until we resume a distribution. In addition, refinancing or restructuring of our debt may require us to accept covenants that may restrict our ability to reinstate distributions. External perceptions of the health of our business and our liquidity also may be impacted, which could limit further our ability to access capital markets, cause our vendors to tighten our credit terms and cause a strain in our relationship with customers and other business partners. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

•
regulatory action affecting the supply of, or demand for, natural gas, the maximum transportation rates we can charge on our pipelines, our existing contracts, our operating costs or our operating flexibility; and

•	the financial health of our parent company and its ability to pay amounts owed to us on a timely basis.

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
Natural gas, crude oil and NGL prices declined significantly in the second half of 2014 and have been negatively affected by a combination of factors, including weakening demand, increased production, the decision by the Organization of Petroleum Exporting Countries to keep production levels unchanged and a strengthening in the U.S. dollar relative to most other currencies. Given the historical volatility of crude oil prices, there remains a risk that prices could further deteriorate due to increased domestic production, slowing economic growth rates in various global regions and/or the potential for significant supply and demand imbalances.
The decline in natural gas, crude oil and NGL prices has negatively impacted exploration, development and production activity, and the sustained low prices of any of these commodities could lead to a material decrease in such activity. Certain of our producers and other suppliers are tied to crude oil wells, and any sustained reduction in exploration or production activity in our areas of operation, whether related to crude oil, natural gas or NGLs, or a combination of them, could lead to reduced utilization of our assets, including the volume of natural gas flowing on our system.
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
A significant portion of our assets are located in the Eagle Ford Shale region, and we intend to focus our future capital expenditures largely on developing our business in this area. As a result, our financial condition, results of operations and cash flows are significantly dependent upon the demand for our services in this area. Due to our focus on this area, an adverse development in natural gas production from this area, such as decreased development or production activity, would have a significantly greater impact on our financial condition and results of operations than if we spread expenditures more evenly over a wider geographic area.
Our failure to execute effectively on our major development projects could result in delays and/or cost over-runs, limitations on our growth and negative effects on our operating results, liquidity and financial position.
We are engaged in the planning and construction of several development projects, some of which will take a number of months before commercial operation. These projects are complex and subject to a number of factors beyond our control, including delays from third-party landowners, the permitting process, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Also, legislative or regulatory intervention may create limits or prohibit our ability to perform desired capital projects. Delays in the completion of these projects could have a material adverse effect on our business, financial condition, results of operations and liquidity. Estimating the timing and expenditures related to these development projects is complex and subject to variables that can increase expected costs. Should the actual costs of these projects exceed our estimates, our liquidity and capital position could be adversely affected. This level of development activity requires effort from our management and technical personnel and places additional requirements on our financial resources and internal financial controls.
Energy prices are volatile, and a change in these prices in absolute terms, or an adverse change in energy prices, particularly natural gas and NGLs relative to one another, could adversely affect our gross operating margin and cash flow and our ability to make cash distributions to our unitholders.
We are subject to risks due to frequent and often substantial fluctuations in commodity prices. In the past, the prices of natural gas, NGLs and other commodities have been extremely volatile, and we expect this volatility to continue. Our future cash flow will be materially adversely affected if we experience significant, prolonged pricing deterioration.
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
We depend on a relatively limited number of customers.
A significant percentage of our revenue is attributable to a relatively limited number of customers. Our top ten customers accounted for 54.2% of our revenue for the year ended December 31, 2015. We have gathering, processing, transportation and/or sales contracts with each of these customers of varying duration and commercial terms. If we are unable to renew our contracts with one or more of these customers on favorable terms, we may not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In addition, many of our customers are oil and gas companies that are facing liquidity constraints in light of the current commodity price environment and may be disproportionately affected by such constraints as compared to larger, better capitalized companies. This concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be affected similarly by prolonged changes in economic and industry conditions. If a significant number of our customers experience a prolonged business decline or disruptions or enter into bankruptcy, we will incur increased exposure to credit risk and bad debts. Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our revenue, gross operating margin, cash flows and our ability to make cash distributions to our unitholders. In any of these situations, our revenue, gross operating margin, cash flows and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to concentrated risk of nonpayment or nonperformance to continue as long as we remain substantially dependent on a relatively limited number of customers for a substantial portion of our revenue.
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

•
leaks of natural gas, including gas with high levels of hydrogen sulfide, and other hydrocarbons or losses of natural gas as a result of human error, the malfunction of equipment or facilities, which can result in personal injury and loss of life, pollution, damage to equipment and suspension of operations;

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
We intend to grow our business in part by seeking strategic acquisition opportunities. If we are unable to make acquisitions on economically acceptable terms from Holdings or third parties, our future growth will be affected and the acquisitions we do make may reduce, rather than increase, our cash generated from operations on a per unit basis.
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
If we are unable to make accretive acquisitions from Holdings or third parties whether because we are (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (ii) unable to obtain financing for these acquisitions on economically acceptable terms because our revolving credit facility restricts us from making acquisitions,

(iii) outbid by competitors or (iv) for any other reason, then our future growth and ability to increase cash distributions could be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per unit basis.
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
In addition, we are experiencing increased competition for the types of assets we contemplate purchasing. Weak economic conditions and competition for asset purchases could limit our ability to execute fully on our growth strategy.
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
As of December 31, 2015, we had total principal indebtedness of $643.3 million, comprised of $443.3 million related to our term loan and $200.0 million (including outstanding letters of credit) related to our revolving credit facility, which had no remaining borrowing capacity. Our future level of debt could have important consequences to us, including the following:

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
Our ability to service our debt will depend upon, among other things, our parent company's and our own future financial and operating performance, which will be affected by prevailing economic conditions, our Sponsor's ability to fund equity cures, as well as financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms or at all.
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
Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders and the value of our common units.
We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations and to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our revolving credit facility and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders. Our revolving credit facility limits our ability among other things, to:

•	incur or guarantee additional debt;

•	make distributions on or redeem or repurchase units;

•	make certain investments and acquisitions;

•	make capital expenditures;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
Our revolving credit facility contains covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot provide assurance that we will meet those ratios and tests. However, on March 17, 2016, we entered into the Equity Cure Agreement with Holdings whereby we have the right to cure any default with respect to a financial covenant in the revolving credit agreement by having Holdings purchase equity interests in or make capital contributions to us, up to an aggregate amount of $50 million. See Note 2 to our consolidated financial statements.
The provisions of our revolving credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders, subject to the terms and conditions of our revolving credit facility, to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.
For a complete description of long-term debt, see Note 8 to our consolidated financial statements.
If we continue to be unable to generate enough cash flow from operations to service our indebtedness or are unable to use future borrowings to refinance our indebtedness or fund other capital needs, we may have to undertake alternative financing plans, which may have onerous terms or may be unavailable.
We cannot assure you that our business will generate sufficient cash flow from operations to service our outstanding indebtedness, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other capital needs. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring all or a portion of our debt;

•	obtaining alternative financing;

•	selling assets;

•	reducing or delaying capital investments;

•	seeking to raise additional capital; or

•	revising or delaying our strategic plans.
However, we cannot assure you that we would be able to implement alternative financing plans, if necessary, on commercially reasonable terms or at all, or that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations and capital requirements or that these actions would be permitted under the terms of our various debt instruments.
Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain alternative financing could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. Any failure to make scheduled payments of interest and principal on our outstanding indebtedness could harm our ability to incur additional indebtedness on acceptable terms. Further, if for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable (which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements), the lenders under our Senior Credit Facilities, as defined in Note 8 to our consolidated financial statements, could terminate their commitments to loan money, and the lenders could foreclose against our assets securing their borrowings and we could be forced into bankruptcy or liquidation. If the amounts outstanding under our Senior Credit Facilities or any of our other indebtedness were to be accelerated, we cannot assure you that the value of our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.
We are subject to stringent environmental laws and regulations that may expose us to significant costs and liabilities.
Our natural gas gathering, processing, compression, treating and transportation operations and NGL fractionation services are subject to stringent and complex federal, state and local environmental laws and regulations that govern the discharge of materials into the environment or otherwise relate to environmental protection (including, for example, the CAA, the CERCLA, the ESA and the RCRA).
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
The EPA has adopted regulations under existing provisions of the CAA that require certain large stationary sources to obtain PSD pre-construction permits and Title V operating permits for GHG emissions, which does not currently apply to our facilities. In addition, in September 2009, the EPA issued a final rule requiring the monitoring and reporting of greenhouse gas emissions from certain large greenhouse gas emissions sources. Our Gregory, Woodsboro, Bonnie View, Conroe, Lone Star and El Dorado facilities are or will be required to report under this rule. This reporting rule was expanded in November 2010 to include petroleum and natural gas facilities, including certain natural gas transmission compression facilities, and again in October 2015 to include onshore petroleum and natural gas gathering and boosting activities and natural gas transmission pipelines. We have submitted the reports required under the reporting rule on a timely basis and have adopted procedures for future required reporting.
While Congress has from time to time considered legislation to reduce emissions of GHGs, the prospect for adoption of significant legislation at the federal level to reduce GHG emissions is perceived to be low at this time. Nevertheless, the Obama administration has announced it intends to adopt additional regulations to reduce emissions of GHGs and to encourage greater use of low carbon technologies. Several states have also implemented programs to reduce and/or monitor GHG emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, including our current or future customers, which could thereby reduce demand for our midstream services.
In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce greenhouse gas emissions. We continue to monitor the international efforts to address climate change. To the extent the United

States and other countries implement this agreement or impose other climate change regulations on the oil and gas industry, it could have an adverse direct or indirect effect on our business.
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

Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. Due to their location, our operations along the Gulf Coast are vulnerable to operational and structural damages resulting from hurricanes and other severe weather systems and our insurance may not cover all associated losses. We are taking steps to mitigate physical risks from storms, but no assurance can be given that future storms will not have a material adverse effect on our business.
Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas production by our customers, which could adversely impact our revenues.
A portion of our customers’ natural gas production is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Hydraulic fracturing has become the subject of opposition, additional private and government studies and increased federal, state and local regulation. For example, from time to time, Congress has considered legislation to amend the Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under that Act’s Underground Injection Control Program and to require disclosure of chemicals used in the hydraulic fracturing process. The EPA has adopted and proposed new regulations under the CAA requiring, among other things, the use of “reduced emission completion” technology for certain hydraulic fracturing operations and related equipment, and has solicited public comment on a possible federal reporting requirement for fluids used in hydraulic fracturing pursuant to the Toxic Substances Control Act. Compliance with such laws and regulations could result in additional costs, including increased capital expenditures and operating costs, for us and our customers, which may adversely impact our cash flows and results of operations.
Several states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. We cannot predict whether any other legislation will be enacted and if so, what its provisions would be. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal or state level could lead to delays, increased operating costs and prohibitions for producers who drill near our pipelines. This could reduce the volumes of natural gas available to move through our gathering systems which could materially and adversely affect our revenue and results of operations.
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
Intrastate transportation facilities that do not provide interstate transmission services, and gathering facilities, are exempt from the jurisdiction of FERC under the NGA. Although FERC has not made any formal determinations with respect to any of our facilities, we believe that our intrastate natural gas pipelines and related facilities that are not engaged in providing interstate transmission services are engaged in exempt gathering and intrastate transportation and, therefore, are not subject to FERC jurisdiction. We also believe that our natural gas gathering pipelines meet the traditional tests that FERC has used to determine if a pipeline is a gathering pipeline and is therefore not subject to FERC’s jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and, over time, FERC’s policy for determining which facilities it regulates has changed. In addition, the distinction between FERC-regulated transmission facilities, on the one hand, and intrastate transportation and gathering facilities, on the other, is a fact-based determination made by FERC on a case-by-case basis. If FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA or the Natural Gas Policy Act of 1978 (“NGPA”). Such regulation could decrease revenue, increase operating costs and, depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the rate established by FERC.
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
Moreover, FERC regulation affects our gathering, transportation and compression business generally. FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, market transparency, market manipulation, ratemaking, capacity release, segmentation and market center promotion, directly and indirectly affect our gathering and pipeline transportation business. In addition, the classification and regulation of our gathering and intrastate transportation facilities also are subject to change based on future determinations by FERC, the courts or Congress.
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
The DOT, through PHMSA, has adopted regulations requiring pipeline operators to develop integrity management programs for transmission pipelines located where a leak or rupture could harm “high consequence areas” unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. High consequence areas include high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release and commercially navigable waterways. The regulations require operators, including us, to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	maintain processes for data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.
In addition, many states, including the states in which we operate, have adopted regulations similar to existing DOT regulations for intrastate pipelines. Although many of our pipeline facilities fall within a class that is currently not subject to these requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with our non-exempt pipelines, particularly in South Texas. We have incurred costs of approximately $1.1 million and $0.9 million during the years ended December 31, 2015 and 2014, respectively, in order to complete the testing required by existing DOT regulations and their state counterparts. This expenditure included all costs associated with repairs, remediations, preventative and mitigating actions related to the 2015 and 2014 testing programs.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was enacted in 2010 and amended the Commodity Exchange Act. This law regulates derivative and commodity transactions, including crude oil and gas hedging transactions used in our risk management activities. The Dodd-Frank Act requires the Commodity Futures Trading Commission (“CFTC”) and other regulators to promulgate rules and regulations implementing the new legislation. While many of the regulations have been promulgated and are already in effect, the rulemaking and implementation process is still ongoing, and we cannot yet predict the ultimate effect of the rules and regulations on our business.
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
The Dodd-Frank Act provisions are also intended to change fundamentally the way swap transactions are entered into, transforming an over-the-counter market in which parties negotiate directly with each other into a regulated market in which many swaps are to be executed on registered exchanges or swap execution facilities and cleared through central counterparties. To date, several categories of interest rate and index credit default swaps have been designated by the CFTC as mandatorily clearable swaps. These swaps may also be required to be traded on registered swap execution facilities or exchanges. Both the clearing and the trading requirements are likely to increase significantly transaction costs of entering into swaps (e.g., by entering into agreements with and paying commission to brokerage and clearing intermediaries). Even if we chose to rely on the end-user exception from the clearing and trading requirements, we would be required to take certain steps to qualify for the end-user exception. As the CFTC further designates swap contracts as required to be cleared and traded on a trading facility, the utility of the end-user exception will become even more important. Our ability to rely on the end-user exception may change the profitability of our trades or the efficiency of our hedging.
The Dodd-Frank Act and any new regulations could, among other things, significantly increase the cost of entering into derivative and commodity contracts (including from swap record-keeping and reporting requirements), materially alter the terms of derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, require greater collateral support for derivative contracts and potentially increase our exposure to less creditworthy counterparties.  If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable. Any of these consequences could have a material adverse effect on our financial condition, results of operations and cash available for distribution to unitholders.

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
Our General Partner's ability to operate our business effectively could be impaired if we fail to attract and retain key management and personnel.
Our ability to operate our business and implement our strategies will depend on our continued ability to attract and retain highly skilled management personnel with midstream natural gas industry experience. Competition for these persons in the midstream natural gas industry is intense. Given our size, we may be at a disadvantage, relative to our larger competitors, in the competition for these personnel. We may not be able to continue to employ our senior executives and key personnel or attract and retain qualified personnel in the future, and our failure to retain or attract our senior executives and key personnel could have a material adverse effect on our ability to operate our business effectively.
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
We are required to disclose changes made in our internal control and procedures on a quarterly basis and make an annual assessment of our internal control over financial reporting pursuant to Section 404. In addition, pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal control over financial reporting until the date we are no longer an “emerging growth company,” which may be through December 31, 2017.
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
Risks Inherent in an Investment in Us
Holdings indirectly owns and controls our General Partner, which has sole responsibility for conducting our business and managing our operations as well as has limited duties to us and our unitholders. Holdings, its general partner and owners, and our General Partner have conflicts of interest with us and they may favor their own interests to the detriment of us and our other unitholders.
Holdings controls our General Partner and has the authority to appoint all of the officers and directors of our General Partner. Pursuant to the organizational documents of the general partner of Holdings, two directors (one of whom must be independent) on our board of directors will be appointed by each of EIG, Tailwater and the group of lenders who received membership interests in Holdings in connection with Holdings’ Chapter 11 reorganization. David W. Biegler has been designated as the chairman of the board of our General Partner until August 4, 2016 or until his earlier death or resignation. Although our General Partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is beneficial to its ultimate owner, Holdings. Conflicts of interest may arise between Holdings and our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of Holdings over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

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

•	The funding of equity cures under the terms of the Equity Cure Agreement.
Each of Tailwater and EIG is not limited in its ability to compete with us and is not obligated to offer us the opportunity to acquire additional assets or businesses, which could limit our ability to grow and could adversely affect our results of operations and cash available for distribution to our unitholders.
Tailwater and EIG are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Tailwater and EIG may each acquire, construct or dispose of additional midstream or other assets and may be presented with new business opportunities, without any obligation to offer us the opportunity to purchase or construct such assets or to engage in such business opportunities. Moreover, while Tailwater and EIG may offer us the opportunity to buy additional assets from them, none of them are under a contractual obligation to do so and we are unable to predict whether or when such acquisitions might be completed. Tailwater and EIG are each private equity firms with significantly greater resources than us with experience making investments in midstream energy businesses. Tailwater and EIG may each compete with us for investment opportunities and may own interests in entities that compete with us.
Pursuant to the terms of our Partnership Agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our General Partner, its executive officers, or any of its affiliates, including Tailwater and EIG. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our General Partner and result in less than favorable treatment of us and our unitholders.
The market price of our common units may fluctuate significantly, and you could lose all or part of your investment.
There were 21,804,219 publicly traded common units as of December 31, 2015. In addition, Holdings owned 6,616,400 common units, 12,213,713 subordinated units and 15,958,990 Class B Convertible Units as of December 31, 2015. You may not be able to resell your common units at or above your acquisition price. Additionally, a lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.
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
If we reinstate our distributions, we expect that we will distribute all of our available cash to our unitholders and will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and growth capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.
In addition, if we reinstate our distributions and we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or growth capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our Partnership Agreement or our revolving credit facility on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.
While our Partnership Agreement requires us to distribute all of our available cash, our Partnership Agreement, including provisions requiring us to make cash distributions contained therein, may be amended.
While our Partnership Agreement requires us to distribute all of our available cash, our Partnership Agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our Partnership Agreement generally may not be amended during the subordination period without the approval of a majority our public common unitholders. However, our Partnership Agreement can be amended with the consent of our General Partner and the approval of a majority of the outstanding common units (including common units held by affiliates of our General Partner) after the subordination period has ended. As of December 31, 2015, Holdings, the 100% owner of our General Partner, owned, directly or indirectly, 23.3% of the outstanding common units, 100% of our outstanding subordinated units and 100% of our outstanding Class B Convertible Units.

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
Holdings' recent Chapter 11 proceeding may adversely affect us.
On March 28, 2016, Holdings and certain of its subsidiaries (other than us, our General Partner and our subsidiaries) filed a pre-packaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of Texas to restructure its debt obligations and strengthen its balance sheet. On April 11, 2016, the bankruptcy court confirmed Holdings’ Chapter 11 reorganization and on April 13, 2016, Holdings and its subsidiaries emerged from its reorganization. Holdings’ Chapter 11 proceeding may affect adversely the way we and our counterparty affiliates are perceived by investors, financial markets, contract counterparties, customers, suppliers and regulatory authorities, which could adversely affect our operations and financial performance. If we fail to attract and retain customers, as well as other contract or trading counterparties as a result of Holdings’ Chapter 11 reorganization, it could adversely affect our financial performance and results of operations.
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
Our unitholders are currently unable to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding limited partner units voting together as a single class is required to remove our General Partner. As of December 31, 2015, Holdings indirectly owns an approximate 61.5% limited partner interest in us. Also, if our General Partner is removed without cause during the subordination period and units held by our General Partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our General Partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our General Partner liable for actual fraud or willful misconduct in its capacity as our General Partner. Cause does not include most cases of charges of poor management of the business, so the removal of our General Partner because of the unitholder’s dissatisfaction with our General Partner’s performance in managing us will most likely result in the termination of the subordination period and the conversion of all subordinated units to common units.
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

We may issue additional units without your approval, which would dilute your existing ownership interests. For example, in connection with our debt agreements' required equity cures, our parent made an $11.9 million contribution to us to fund a portion of our fourth quarter 2015 equity cure, in exchange for between 8.0 million and 13.4 million common units, which will dilute the common unitholders.
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
As of December 31, 2015, Holdings held an aggregate of 6,616,400 common units, 12,213,713 subordinated units and 15,958,990 Class B Convertible Units. All of the subordinated units will convert into common units at the end of the subordination period. The Class B Convertible Units will convert into common units when we make a distribution for any quarter to holders of common units equal to or more than $0.44 per common unit, we generated class B distributable cash flow, and paid, the declared distribution on all outstanding units for the two prior quarters, and we forecast paying a distribution equal to or more than $0.44 per outstanding unit from forecasted class B distributable cash flow on all outstanding units for the next two quarters. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
Our General Partner has a limited call right that may require you to sell your units at an undesirable time or price.
If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of December 31, 2015, Holdings owned approximately 23.3% of our 28,420,619 outstanding common units. At the end of the subordination period and following the conversion of the Class B Convertible Units, assuming no additional issuances of common units (other than upon the conversion of the subordinated units and the Class B Convertible Units), Holdings will own approximately 61.5% of our outstanding common units.
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
The TexStar Rich Gas System and the Valley Wells System may not be as beneficial to us as we expect.
As a result of our acquisition of the TexStar Rich Gas System and the drop-down acquisition of the Valley Wells System, we are subject to additional risks, in particular the risk we fail to realize the expected profitability, growth or accretion from the transaction. These acquisitions involve additional potential risks, including:

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

If these risks or other unanticipated liabilities were to materialize, the desired benefits of the acquisitions of the TexStar Rich Gas System or the Valley Wells System may not be fully realized, and our future financial performance and results of operations could be negatively impacted.

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
The consummation of any such purchases will depend upon, among other things, our ability to reach an agreement with Holdings regarding the terms of such purchases (which will require the resolution of the conflict of interest pursuant to our Partnership Agreement) and our ability to finance such purchases on acceptable terms. Additionally, Holdings may be limited in its ability to consummate sales of additional portions of such business to us by the terms of its existing or future credit facilities. Furthermore, our revolving credit facility includes covenants that may limit our ability to finance acquisitions. If a sale by Holdings of any additional assets would be restricted or prohibited by such covenants, we or Holdings may be required to seek waivers of such provisions or refinance those debt instruments in order to consummate a sale, neither of which may be accomplished timely, if at all. If we are unable to grow through additional acquisitions of Holdings’s current or future assets, our ability to maintain or increase distributions to our unitholders may be limited.

Risks Related to our Common Units
We are not currently in compliance with the New York Stock Exchange’s requirements for continued listing, and therefore may be delisted, which may decrease the common unit price and would have a material adverse effect on our liquidity and our business.
On February 18, 2016, we received a letter from the New York Stock Exchange (“NYSE”) notifying us that we no longer met the NYSE’s requirements for continued listing under Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common units did not equal or exceed $1.00 per unit over a period of 30 consecutive trading days prior to the date of the notification letter. We have six months following receipt of the NYSE’s notice to regain compliance with the minimum unit price criteria. However, if at any time our common unit price drops to the point where the NYSE considers the price to be “abnormally low,” the NYSE has the discretion to begin delisting proceedings immediately. While there is no formal definition of “abnormally low” in the NYSE rules, the NYSE recently has delisted the common stock of issuers when it trades below $0.16 per share. In addition, the NYSE will promptly initiate suspension and delisting procedures if the NYSE determines that we have an average global market capitalization over a consecutive 30 trading-day period of less than $15.0 million.
While we intend to monitor the closing price and average closing price of our common units and consider available options if our common units do not trade at a level likely to result in us regaining compliance with the minimum unit price criteria by August 18, 2016 or within any applicable extension period, no assurances can be made that we will in fact be able to comply and that our common units will remain listed on the NYSE. If our common units are delisted from the NYSE, such delisting could negatively impact the market price of our common units, reduce the number of investors willing to hold or acquire our common units, and limit our ability to issue additional securities or obtain additional financing in the future, and might negatively impact our reputation and, as a consequence, our business.
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
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of the U.S. Congress and the President of the United States periodically have considered substantive changes to existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships.
Moreover, on May 6, 2015, the IRS and the U.S. Department of the Treasury published proposed regulations (the “Proposed Regulations”) that would affect the qualifying income exception upon which we rely for partnership tax treatment by providing industry-specific guidance regarding whether income earned from certain activities will constitute qualifying income. Although the Proposed Regulations adopt a narrow interpretation of the activities that generate qualifying income, we believe the income that we treat as qualifying income satisfies the requirements for qualifying income under the Proposed Regulations.
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
Unitholders’ share of our income is taxable to them for federal income tax purposes even if they do not receive any cash distributions from us.
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
If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to our unitholders.
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

Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we expect to elect to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances. If we are unable to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.
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
We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge aspects of our proration method, and, if successful, we would be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of Treasury and the IRS recently issued Treasury regulations that permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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
We have adopted certain valuation methodologies in determining a unitholder's allocation of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of the common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, in certain circumstances, including when we issue additional units, we must determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.
A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.
We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder's taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Internal Revenue Code Section 754, and we could be subject to penalties if we are unable to determine that a termination occurred.
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
In addition to federal income taxes, our unitholders are likely to be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in Alabama, Mississippi and Texas. Some of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all federal, state and local tax returns.

Compliance with and changes in tax laws could adversely affect our performance.
We are subject to extensive tax laws and regulations, including federal and state income taxes and transactional taxes such as sales/use, payroll, franchise and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties.

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
Formosa Litigation

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

Other Proceedings

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

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Market Information
Our common units have been listed on the NYSE since November 2, 2012 under the symbol "SXE." The table below sets forth the high and low sales prices of our common units and the per unit distributions declared since January 1, 2013. Distributions are recorded when paid.

	Unit Prices		Distributions per common unit
	High	Low		Record date	Payment date
Quarter Ended December 31, 2015	$6.60	$2.28	(a)	(a)	(a)
Quarter Ended September 30, 2015	12.81	4.77	0.40	November 9, 2015	November 13, 2015
Quarter Ended June 30, 2015	16.20	10.88	0.40	August 10, 2015	August 14, 2015
Quarter Ended March 31, 2015	16.35	11.76	0.40	May 8, 2015	May 14, 2015
Quarter Ended December 31, 2014	22.17	11.22	0.40	February 9, 2015	February 13, 2015
Quarter Ended September 30, 2014	24.88	21.11	0.40	November 5, 2014	November 14, 2014
Quarter Ended June 30, 2014	23.50	16.51	0.40	August 8, 2014	August 15, 2014
Quarter Ended March 31, 2014	19.29	14.92	0.40	May 9, 2014	May 15, 2014
_______________________________________________________________________________
(a) We did not pay quarterly distributions with respect to the fourth quarter of 2015.
The last reported sale price of our common units on the NYSE on April 8, 2016 was $1.26 and, as of such date, there were approximately 6,925 holders of record of our common units and 28,512,465 common units outstanding. As of April 8, 2016, we have issued 12,213,713 subordinated units, 15,958,990 Class B Convertible Units and 1,156,840 general partner units, for which there is no established trading market.
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
Minimum Quarterly Distribution.    Commencing with the fourth quarter of 2012, we made quarterly distributions to the holders of our common units and, until the third quarter of 2014, to the holders of our subordinated units of $0.40 per unit, or $1.60 on an annualized basis (with the first such distribution being prorated). There is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our General Partner, taking into consideration the terms of our Partnership Agreement and requirements under our Credit Facility (as defined below). Beginning with the third quarter of 2014, until such time that we have a ratio of distributable cash flow divided by cash distributions (“Distributable Cash Flow Ratio”) of at least 1.0, Holdings, the indirect holder of our subordinated units, has waived the right to receive distributions on any subordinated units that would cause the Distributable Cash Flow Ratio to be less than 1.0. In addition, the Credit Agreement Amendment (defined in Note 8 to the consolidated financial statements) imposed additional restrictions on our ability to declare and pay quarterly cash distributions with respect to our subordinated units.
Distribution Suspension
In January 2016 and effective for the fourth quarter of 2015, the board of directors of our General Partner voted not to pay a quarterly distribution and instead to reserve any excess cash for the operation of our business. Quarterly distributions were paid by the Partnership through the third quarter of 2015. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders. The board of directors and management will continue to evaluate the Partnership's ability to reinstate the distribution in future periods. See Notes 1, 2 and 5 to our consolidated financial statements.
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

Performance Graph
The following performance graph compares the cumulative total unitholder return of our common units with the Standard & Poor's 500 Stock Index ("S&P 500") and the Alerian MLP Total Return Index for the period from our IPO (November 7, 2012) to December 31, 2015, assuming an initial investment of $100.
Securities Authorized for Issuance Under Equity Compensation Plan
See discussion in Part III, Item 12 of this report entitled “Securities Authorized for Issuance Under Equity Compensation Plan.”

Item 6.	Selected Financial Data
The information in this section should be read in conjunction with Part II, Item 7 and Item 8 of this report. The preparation of our consolidated financial statements requires us to make a number of significant judgments and estimates, as well as consider a number of uncertainties (in thousands, except unit and per unit data, and volume data).

	Year Ended December 31,
	2015(1)(2)	2014(1)(2)	2013(1)	2012(1)	2011(1)
Statements of operations data:
Revenues	$698,473	$848,513	$634,722	$496,129	$523,149
(Loss) income from operations	(9,536)	(13,228)	(2,995)	3,289	16,388
Net loss	(55,493)	(37,731)	(15,970)	(4,488)	—
Net loss attributable to partners	(51,399)	(36,659)	(17,640)	(4,228)	—
Net (loss) income from Southcross Energy LLC				(260)	7,539
Basic and diluted earnings per unit:
Net loss allocated to limited partner common units (from November 7, 2012)	(24,790)	(20,175)	(8,683)	(2,072)	—
Weighted average number of limited partner common units outstanding	26,780,825	21,641,635	12,224,997	12,213,713	—
Loss per common unit	(0.93)	(0.93)	(0.71)	(0.17)	—
Net loss allocated to Southcross Energy LLC common units	—	—	—	(22,910)	(8,145)
Weighted average number of Southcross Energy LLC common units outstanding	—	—	—	1,198,429	1,197,876
Loss per Southcross Energy LLC common unit(3)	—	—	—	(19.12)	(6.79)
Performance measures:
Distributions declared per common unit(4)	1.20	1.60	1.60	0.24	n/a
Other financial data:
Adjusted EBITDA(5)	83,883	51,938	34,486	24,019	28,957
Gross operating margin(5)	181,316	127,381	93,546	71,640	62,569
Maintenance capital expenditures	11,618	5,777	3,353	5,193	5,317
Growth capital expenditures	90,381	162,840	90,510	164,623	150,669
Operating data:
Average volume of processed gas (MMcf/d)	434	295	219	187	141
Average volume of NGLs produced (Bbls/d)	43,234	23,252	14,180	3,564	2,483
Realized prices on natural gas volumes sold ($/Mcf)	3.16	5.28	4.13	3.12	4.46
Realized prices on NGL volumes sold/gal ($/gal)	0.36	0.78	0.88	0.87	1.35
Balance sheet data (at period end):
Cash and cash equivalents	11,348	1,649	3,349	7,490	1,412
Trade accounts receivable	39,585	74,086	57,669	50,994	41,234
Accounts receivable - affiliates	49,734	11,325	—	—	—
Property, plant, and equipment, net	1,066,001	1,058,570	575,795	550,603	369,861
Total assets (6)	1,318,960	1,299,712	647,078	614,220	418,230
Total debt (current and long term) (6)	609,018	459,027	262,063	186,615	206,125
Capital leases	884	1,033	908	—	—
Series A Preferred unit in-kind distribution and fair value adjustment	—	—	40,504	—	—
______________________________

(1)	Reflects financial data of Southcross Energy Partners, L.P. subsequent to our IPO on November 7, 2012, and Southcross Energy LLC for periods ending prior to November 7, 2012.

(2)
Due to the common control aspects in the 2015 Holdings Acquisition, the 2015 Holdings Acquisition was deemed a transaction between entities under common control and, as such, was accounted for on an “as if pooled” basis for all periods which common control existed (which began on August 4, 2014). The Partnership’s financial results retrospectively include the financial results of the Valley Wells System and the Compression Assets for all periods ending after August 4, 2014, the date of the Holdings Transaction. See Note 3 to our consolidated financial statements for further details. We calculate historical earnings per unit with retrospective earnings or losses of a transferred business before the date of the 2015 Holdings Acquisition allocated entirely to Holdings. The previously reported earnings per unit of the limited partners did not change as a result of the 2015 Holdings Acquisition. See Note 5 to our consolidated financial statements for further details.

(3)	Earnings per unit of Southcross Energy LLC prior to our IPO.

(4)
Represents distributions declared with respect to a given period. For example, for the year ended December 31, 2015, represents the distributions declared in April 2015 for the first quarter of 2015, July 2015 for the second quarter of 2015 and October 2015 for the third quarter of 2015. A distribution of $0.24 attributable to fourth quarter 2012 is the first distribution declared by us and corresponds to the minimum quarterly distribution of $0.40 per unit, or $1.60 on an annualized basis, pro-rated for the portion of the quarter following the closing of our IPO on November 7, 2012.

(5)	See Part II, Item 7 of this report for definition of Non-GAAP financial metrics and reconciliation of such metrics to their most directly comparable GAAP financial measure.

(6)	In accordance with a recently issued accounting standard, deferred issuance costs associated with debt have been reclassified from an asset to a contra-liability for prior periods.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
We are a master limited partnership, headquartered in Dallas, Texas, that provides natural gas gathering, processing, treating, compression and transportation services and NGL fractionation and transportation services. We also source, purchase, transport and sell natural gas and NGLs. Our assets are located in South Texas, Mississippi and Alabama and include four gas processing plants, two fractionation facilities and approximately 3,138 miles of pipeline.
Recent Developments

Holdings Chapter 11 Reorganization

On March 28, 2016, Holdings and certain of its subsidiaries (other than us, our General Partner and our subsidiaries) filed a pre-packaged plan of reorganization (the “POR”) under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of Texas to restructure its debt obligations and strengthen its balance sheet. Our operations, customers, suppliers, partners and other constituents were excluded from such proceeding. On April 11, 2016, the bankruptcy court confirmed Holdings’ POR, and on April 13, 2016, Holdings and its subsidiaries emerged from its bankruptcy and consummated the following principal transactions:

•	issued 33.34% of the limited partner interests of Holdings to the lenders under Holdings’ credit facility in exchange for the elimination of certain funded debt obligations;

•	issued 33.33% of the limited partner interests of Holdings to EIG in exchange for approximately $85 million in cash;

•	issued 33.33% of the limited partner interests of Holdings to Tailwater in exchange for approximately $85 million in cash;

•
committed to provide us $50 million (as part of the Equity Cure Agreement discussed below), from the $170 million in new equity contributed to Holdings from the Sponsors, to ensure we have sufficient liquidity to comply with the applicable financial covenants set forth in our credit agreement; and

•	paid all of the receivable due to us.

In addition, pursuant to the terms of the POR, the Lenders have the right to appoint two members (one of which must be independent) to the board of directors of our general partner due to their equity interest in Holdings. The directors appointed by the Lenders will replace the directors previously appointed by Charlesbank Capital Partners, LLC. The court authorized Holdings to continue to pay all of its trade creditors, suppliers and contractors, including us, in the ordinary course of business and any amounts owed by Holdings to these parties will not be impacted by the bankruptcy proceeding. We believe Holdings’ reorganization and POR will enhance our liquidity position, strengthen our balance sheet and position it to continue to support our business and growth.

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

The Valley Wells System is located in the Eagle Ford Shale region, in LaSalle County, Texas. The system has sour gas treating capacity of approximately 100 MMcf/d and is supported by a 60 MMcf/d minimum volume commitment from Holdings for gathering and treating services, while Holdings has producer contracts with minimum volume commitments totaling 35 MMcf/d behind the system. The system is connected to our rich gas system for transport and processing. See Notes 1 and 3 to our consolidated financial statements.

Liquidity Consideration
As of December 31, 2015, we were not in compliance with the consolidated total leverage ratio of our Financial Covenants (as defined in Note 8 to our consolidated financial statements) absent an equity cure of $14.9 million. We used the remaining $3.0 million of the contractual $13.0 million non-cash equity cure credit amount from our Credit Agreement Amendment (defined in Note 8 to our consolidated financial statements) to fund a portion of our equity cure. On March 17, 2016, we entered into an equity cure contribution agreement (the “Equity Cure Agreement”) with Holdings whereby we have the right to cure any default with respect to our Financial Covenants by having Holdings purchase equity interests in or make capital contributions to us, in an aggregate amount of up to $50 million. On March 30, 2016, we received $11.9 million from Holdings, pursuant to the terms of the Equity Cure Agreement, to fund the remaining balance of the equity cure required to comply with the consolidated total leverage ratio of our Financial Covenants. In addition, in developing our annual budget for 2016, our forecast indicates future shortfalls in the amount of consolidated EBITDA necessary to remain in compliance with the consolidated total leverage ratio of our Financial Covenants in our Credit Facility for the remainder of 2016. We will have the remaining $38.1 million from the Equity Cure Agreement available to fund additional equity cures through the fourth quarter of 2016, as needed, and to assist in the Partnership's ability to continue as a going concern for a reasonable period of time. We believe that this amount will be sufficient to fund any equity cure requirements during this period. For additional details regarding this equity cure and the Sponsor's equity commitment, see below and Notes 1 and 2 to our consolidated financial statements.
Distribution Suspension
In January 2016 and effective for the fourth quarter of 2015, the board of directors of our General Partner voted not to pay a quarterly distribution and instead to reserve any excess cash for the operation of our business. Quarterly distributions were paid by the Partnership through the third quarter of 2015. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders. The board of directors and management will continue to evaluate the Partnership's ability to reinstate the distribution in future periods. See Notes 1, 2 and 5 to our consolidated financial statements.
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

Natural Gas and NGL Environment

According to the US Energy Information Administration (the “EIA”) Texas leads the nation in natural gas production. Almost one-third of the 100 largest natural gas-producing fields in the United States are located, in whole or in part, in Texas. Much of the increase in production is the result of drilling in the Eagle Ford Shale region. Advances in horizontal drilling and hydraulic fracturing technologies, coupled with increased gas prices in the late 1990s, led to significant drilling activity. The Eagle Ford Shale produces substantial amounts of petroleum and natural gas liquids, along with natural gas, from more than 20 fields in 23 counties stretching across South Texas. More than one-fourth of the nation's proved natural gas reserves are located in Texas.

The EIA projects natural gas consumption in the United States to average 76.4 billion cubic feet/day (Bcf/d) in 2016 and 77.3 Bcf/d in 2017, compared with 75.4 Bcf/d in 2015. Increases in industrial sector consumption drive total consumption growth in 2016 and 2017. Industrial sector consumption of natural gas increases by 3.3% in 2016 and by 2.3% in 2017, as new projects in the fertilizer and chemicals sectors come online. EIA expects a 0.1 Bcf/d (0.2%) decline in consumption of natural gas for power generation in 2016 and a 0.9% decrease in 2017. Natural gas consumption in the residential and commercial sectors is projected to increase modestly in 2016 and 2017.

In November 2015, total marketed production of natural gas averaged 79.2 Bcf/d, a slight decline from its October level, according to EIA survey data. Small increases in onshore Lower 48 and Alaska production offset a 6% decline in Gulf of Mexico production in November. The EIA estimates that marketed natural gas production averaged 79.1 Bcf/d in 2015, an increase of 4.2 Bcf/d (5.7%) from 2014. EIA projects growth will slow to 0.7% in 2016, as low natural gas prices and declining rig activity begin to affect production. In 2017, however, forecast production growth increases to 2.0%, as forecast prices rise, industrial demand grows, and liquefied natural gas (LNG) exports increase. Production of dry natural gas is forecast to grow by 0.4% in 2016 and by 2.0% in 2017.

The EIA expects U.S. production growth in the forecast period will reduce demand for natural gas imports from Canada and will support growth in exports to Mexico because of growing demand from Mexico's electric power sector coupled with flat natural gas production in Mexico. The EIA projects LNG gross exports will increase to an average of 0.5 Bcf/d in 2016, with the start-up of Cheniere's Sabine Pass LNG liquefaction plant in Louisiana planned for early this year. The EIA projects gross LNG exports will average 1.3 Bcf/d in 2017, as Sabine Pass ramps up its capacity.

The continued depressed natural gas, NGL and crude oil price environment could affect negatively the level of natural gas, NGL and crude oil production which in turn could impact negatively the volume of natural gas flowing on our system.

We expect that the continued long term environment for natural gas demand will be favorable, driven by population, economic growth and the export market, as well as the continued replacement of coal electricity generation by natural gas electricity generation due to the low prices of natural gas and stricter governmental and environmental regulations on the mining and burning of coal.

Interest Rate Environment

In December 2015, interest rates were raised by the Federal Reserve for the first time since June 2006, signaling that rates may continue to rise in 2016. However, it is expected that economic conditions will evolve in a manner that will warrant only gradual increases in interest rates in 2016, keeping them below levels that are expected to prevail in the longer run. The gradual increases could affect our ability to access the debt capital markets to the extent we may need to in the future to fund our growth. In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. The continued depressed natural gas, NGL and crude oil price environment also could affect negatively our ability to access the debt capital markets.
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
The following table summarizes our gross operating margins from these arrangements (in thousands):

	Year Ended December 31,
	2015				2014		2013
	Gross Operating Margin		%		Gross Operating Margin	%	Gross Operating Margin	%
Fixed-fee	$143,022	(1)	78.9%	(1)	$90,758	71.2%	$59,532	63.7%
Fixed-spread	15,355		8.5%		9,009	7.1%	11,143	11.9%
Sub-total	158,377		87.4%		99,767	78.3%	70,675	75.6%
Commodity-sensitive	22,939		12.6%		27,614	21.7%	22,871	24.4%
Total gross operating margin	$181,316		100.0%		$127,381	100.0%	$93,546	100.0%

(1) The increase in fixed-fee gross operating margin and gross operating margin percentage compared to 2014 is due primarily to the increase in activity under our gathering, transportation and other services agreements with Holdings, which have increased fee-based revenue with no associated cost of natural gas or liquids sold.
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

Reconciliations of Non-GAAP Financial Measures
The following table presents a reconciliation of gross operating margin to net loss (in thousands):

	Year Ended December 31,
	2015	2014	2013
Reconciliation of gross operating margin to net loss
Gross operating margin	$181,316	$127,381	$93,546
Add (deduct):
Income tax benefit (expense)	233	(52)	(385)
Equity in losses of joint venture investments	(13,452)	(6,496)	—
Interest expense	(32,738)	(15,562)	(12,590)
Loss on extinguishment of debt	—	(2,316)	—
Other, net	—	(77)	—
Gain (loss) on sale of assets, net	(416)	(365)	25
General and administrative	(30,026)	(32,723)	(21,764)
Impairment of assets	(7,067)	(1,556)	—
Depreciation and amortization	(70,814)	(46,050)	(33,548)
Operations and maintenance	(82,529)	(59,915)	(41,254)
Net loss	$(55,493)	$(37,731)	$(15,970)

The following table presents a reconciliation of net cash flows provided by operating activities to net loss, Adjusted EBITDA, and distributable cash flow (in thousands):

	Year Ended December 31,
	2015		2014	2013

Net cash provided by operating activities	$18,725		$45,628	$15,973
Add (deduct):
Depreciation and amortization	(70,814)		(46,050)	(33,548)
Unit-based compensation	(4,573)		(10,074)	(2,186)
Loss on extinguishment of debt	—		(2,316)	—
Amortization of deferred financing costs	(3,494)		(2,005)	(1,287)
Gain (loss) on sale of assets, net	(416)		(365)	25
Unrealized gain (loss) on financial instruments	(110)		(168)	120
Equity in losses of joint venture investments	(13,452)		(6,496)	—
Impairment of assets	(7,067)		(1,556)	—
Distribution from joint venture investment	(500)		—	—
Other, net	82		(65)	(130)
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	3,069		24,770	6,675
Prepaid expenses and other current assets	495		5	1,197
Other non-current assets	(296)		29	(215)
Accounts payable and accrued expenses	24,559		(35,658)	(1,411)
Other liabilities, including affiliates	(1,701)		(3,410)	(1,183)
Net loss	$(55,493)		$(37,731)	$(15,970)
Add (deduct):
Depreciation and amortization	$70,814		$46,050	$33,548
Interest expense	32,738		15,562	12,590
Unrealized loss (gain) on commodity swaps	111		8	(120)
Loss on extinguishment of debt	—		2,316	—
Revenue deferral adjustment	3,016		2,514	—
Unit-based compensation	4,573		2,931	2,186
Income tax (benefit) expense	(233)		52	385
Loss (gain) on sale of assets, net	416		365	(25)
Major litigation costs, net of recoveries	513		1,904	517
Equity in losses of joint venture investments	13,452		6,496	—
Severance expense	956		—	—
Valley Wells' operating expense cap adjustment	2,670		—	—
Transaction-related costs	2,483		9,850	—
Impairment of assets	7,067		1,556	—
Other, net	800	(1)	65	1,375
Adjusted EBITDA	$83,883		$51,938	$34,486
Cash interest, net of capitalized costs	(32,293)		(13,371)	(11,187)
Income tax benefit (expense)	233		(52)	(385)
Maintenance capital expenditures	(11,618)		(5,777)	(3,353)
Distributable cash flow	$40,205		$32,738	$19,561

(1) This amount includes an immaterial amount related to the effects of presenting our financial results on an as-if pooled basis (in connection with the 2015 Holdings Acquisition discussed in Note 3 to our consolidated financial statements).

Key Factors Affecting Operating Results and Financial Condition

•
Acquisition of rich gas assets from TexStar. In August 2014, we acquired the Lone Star plant, a 300 MMcf/d natural gas processing facility along with joint venture entities that own 175 miles of natural gas gathering and 58 miles of residue pipelines across core producing areas of the liquids-rich window of the Eagle Ford Shale.

•
New pipelines in operation. In October 2014, we completed construction and commenced operation of the addition to our pipeline system extending into Webb County, Texas (the "Webb Pipeline"). The Webb Pipeline is a 45 mile 24 inch pipeline which connects Eagle Ford Shale region supply to our joint venture pipelines in LaSalle County for further delivery to our processing plants.

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

•
Acquisition of Holdings drop-down assets. In May 2015, we acquired gathering, treating, compression and transportation assets from Holdings and its subsidiaries consisting of the Valley Wells System's sour gas gathering and treating system with sour gas treating capacity of approximately 100 MMcf/d and is supported by a 60 MMcf/d minimum volume commitment from Holdings for gathering and treating services, while Holdings has producer contracts with minimum volume commitments totaling 35 MMcf/d behind the system. The system is connected to our rich gas system for transport and processing. The assets acquired in the 2015 Holdings Acquisition includes over 50,000 horsepower of compression capability that serve both the Valley Wells and Lancaster gathering systems located primarily in Dimmit, Frio and LaSalle counties. The NGL pipelines, which were completed in June 2015, include a Y-grade pipeline that connects our Woodsboro processing facility to Robstown and a propane pipeline from our Bonnie View fractionator to Robstown.

Results of Operations
The following table summarizes our results of operations (in thousands, except operating data):

	Year Ended December 31,
	2015 (1)	2014 (1)	2013
Revenues:
Revenues	$603,815	$835,246	$634,722
Revenues - affiliates	94,658	13,267	—
Total revenues	698,473	848,513	634,722
Expenses:
Cost of natural gas and liquids sold	517,157	721,132	541,176
Operations and maintenance	82,529	59,915	41,254
Depreciation and amortization	70,814	46,050	33,548
General and administrative	30,026	32,723	21,764
Impairment of assets	7,067	1,556	—
Loss (gain) on sale of assets, net	416	365	(25)
Total expenses	708,009	861,741	637,717
Loss from operations	(9,536)	(13,228)	(2,995)
Other expense:
Equity in losses of joint venture investments	(13,452)	(6,496)	—
Interest expense	(32,738)	(15,562)	(12,590)
Loss on extinguishment of debt	—	(2,316)	—
Other expense	—	(77)	—
Total other expense	(46,190)	(24,451)	(12,590)
Loss before income tax benefit (expense)	(55,726)	(37,679)	(15,585)
Income tax benefit (expense)	233	(52)	(385)
Net loss	$(55,493)	$(37,731)	$(15,970)

Other financial data:
Adjusted EBITDA	$83,883	$51,938	$34,486
Gross operating margin	$181,316	$127,381	$93,546

Maintenance capital expenditures	$11,618	$5,777	$3,353
Growth capital expenditures	$93,718	$162,840	$90,510

Operating data:
Average volume of processed gas (MMcf/d)	434	295	219
Average volume of NGLs produced (Bbls/d)	43,234	23,252	14,180

Realized prices on natural gas volumes ($/Mcf)	$3.16	$5.28	$4.13
Realized prices on NGL volumes ($/gal)	0.36	0.78	0.88
_______________________________________________________________________________

(1) The 2015 Holdings Acquisition was deemed a transaction between entities under common control and, as such, was accounted for on an “as if pooled” basis for all periods which common control existed (which began on August 4, 2014). The Partnership’s financial results retrospectively include the financial results of the Valley Wells System and Compression Assets for all periods ending after August 4, 2014, the date of the Holdings Transaction.

2015 Compared with 2014
Volume and overview. Processed gas volumes increased 139 MMcf/d, or 47%, to 434 MMcf/d during the year ended December 31, 2015, compared to 295 MMcf/d during the year ended December 31, 2014. This increase was due primarily to increased volumes from the TexStar Rich Gas System Transaction and increases in volumes from new and existing customers in the Eagle Ford Shale region. Beginning in the second half of 2014 and continuing through the issuance of these financial statements, commodity prices have experienced increased volatility. In particular, natural gas, crude oil and NGL prices have decreased significantly. Our future cash flow will be materially adversely affected if we continue to experience significant, prolonged pricing deterioration of the commodities we sell or a continued material reduction in drilling for oil and natural gas in the geographic areas in which we operate, including the Eagle Ford Shale region.
NGLs produced at our processing plants for the year ended December 31, 2015 averaged 43,234 Bbls/d, an increase of 86%, or 19,982 Bbls/d, compared to 23,252 Bbls/d for the year ended December 31, 2014. The increase in NGLs produced is due primarily to increased throughput volumes and additional rich gas volumes through our processing plants as a result of the TexStar Rich Gas System Transaction.
Gross operating margin for the year ended December 31, 2015 was $181.3 million, compared to $127.4 million for the year ended December 31, 2014. This increase of $53.9 million, or 42%, was due primarily to increased processed gas volumes and margins on our system, as well as increased transportation, gathering and processing fees.
Adjusted EBITDA increased by $32.0 million, or 62%, to $83.9 million for the year ended December 31, 2015, compared to $51.9 million for the year ended December 31, 2014, due primarily to higher processed gas volumes and margins from processing activities, partially offset by higher operating expenses. We had a net loss of $55.5 million for the year ended December 31, 2015 compared to a net loss of $37.7 million for the year ended December 31, 2014. Net loss increased due primarily to increased operations and maintenance expenses, additional depreciation and amortization expense from acquisitions, increased interest expense from higher average borrowings and increased equity in losses of our joint venture investments, partially offset by increased gross operating margin.
Revenue. Our total revenues for 2015 decreased $150.0 million, or 18%, to $698.5 million compared to $848.5 million in 2014. This decrease was due primarily to a decrease in realized prices in natural gas and NGLs, resulting in revenue from sales of natural gas decreasing by $131.1 million and revenue from sales of NGLs and condensate decreasing by $71.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease was partially offset by increased revenue of $47.9 million resulting from the additional transportation, gathering, and processing fees revenue, and $4.9 million of other revenues. Realized average natural gas and NGL prices were as follows:

	Year Ended December 31,
	2015	2014
Natural Gas ($/Mcf)	$3.16	$5.28
NGLs ($/Gal)	$0.36	$0.78
Cost of natural gas and NGLs sold. Our cost of natural gas and NGLs sold for the year ended December 31, 2015 was $517.2 million, compared to $721.1 million for the year ended December 31, 2014. This decrease of $203.9 million, or 28%, was due primarily to lower natural gas and NGL prices compared to the same period in 2014.
Operations and maintenance expenses. Operations and maintenance expenses for the year ended December 31, 2015 were $82.5 million, compared to $59.9 million for the year ended December 31, 2014. This increase of $22.6 million, or 38%, was due primarily to higher operating costs of $5.6 million, increased lease capacity costs of $4.5 million, higher utilities costs of $4.2 million, and higher taxes of $3.1 million all due primarily to the acquisition of additional assets during the year ended December 31, 2015 compared to the year ended December 31, 2014.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2015 were $30.0 million, compared to $32.7 million for the year ended December 31, 2014. This decrease of $2.7 million, or 8%, was due primarily to $6.6 million of one-time compensation expense in the third quarter of 2014 from the accelerated vesting of the LTIP awards, as a result of the change in control in August 2014, partially offset by increased labor and benefits costs of $4.3 million from employee additions for the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Depreciation and amortization expense. Depreciation and amortization expense for the year ended December 31, 2015 was $70.8 million, compared to $46.0 million for the year ended December 31, 2014. The increase of $24.8 million, or 54%, was due primarily to depreciation of the TexStar Rich Gas System assets acquired in the third quarter of 2014, the 2015 Holdings Acquisition and other capital projects placed in service during the second half of 2014.

Equity in losses of joint venture investments.  Our share of losses incurred by the joint venture investments acquired as part of the TexStar Rich Gas System assets was $13.5 million for the year ended December 31, 2015 compared to $6.5 million for the year ended December 31, 2014. This increase of $7.0 million, or 108%, was due to the fact that the joint venture investments were acquired on August 4, 2014, and thus the 2014 amount only includes five months of activity. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization.

Loss on extinguishment of debt.  For the year ended December 31, 2014, we incurred a loss on the extinguishment of debt of $2.3 million in connection with the write-off of deferred financing costs related to exiting the Previous Credit Facility and entering into the Senior Credit Facilities in August 2014.

Impairment of assets.  For the year ended December 31, 2015, we incurred impairment on our assets of $7.1 million, compared to $1.6 million for the year ended December 31, 2014. This increase of $5.5 million was due primarily to impairment costs attributed to a spare turbine.
Interest expense. For the year ended December 31, 2015, interest expense was $32.7 million, compared to $15.6 million for the year ended December 31, 2014. This increase of $17.1 million, or 110%, was due to higher average borrowings related primarily to the debt incurred as part of the TexStar Rich Gas System and higher interest rates on borrowings.
2014 Compared with 2013
Volume and overview. Processed gas volumes increased 76 MMcf/d, or 35%, to 295 MMcf/d during the year ended December 31, 2014, compared to 219 MMcf/d during the year ended December 31, 2013. This increase was due primarily to increased volumes from the TexStar Rich Gas System Transaction and increases in volumes from new and existing customers in the Eagle Ford Shale producing area.
NGLs produced at our processing plants for the year ended December 31, 2014 averaged 23,252 Bbls/d, an increase of 9,071 Bbls/d, or 64%, compared to 14,180 Bbls/d for the year ended December 31, 2013. This increase was due primarily to the impact of additional volumes of rich gas on our system and enhanced operational efficiency at our facilities during the year ended December 31, 2014 compared to the year ended December 31, 2013.
Gross operating margin for the year ended December 31, 2014 was $127.4 million, compared to $93.5 million for the year ended December 31, 2013. This increase of $33.9 million, or 36%, was due primarily to increased processed gas volumes on our system, as well as increased transportation, gathering and processing fees.
Adjusted EBITDA increased by $17.4 million, or 50%, to $51.9 million for the year ended December 31, 2014, compared to $34.5 million for the year ended December 31, 2013, due to higher processed gas volumes and margins from processing and fractionation activities, partially offset by higher operating and general and administrative expenses. We had a net loss of $37.7 million for the year ended December 31, 2014 compared to a net loss of $16.0 million for the year ended December 31, 2013. Net loss increased due to higher overall expenses, including transaction-related costs affiliated with the Holdings Transaction and the TexStar Rich Gas System Transaction, and equity in losses of our joint venture investments, partially offset by higher gross operating margin.
Revenue. Our total revenues for 2014 increased 34% to $848.5 million compared to $634.7 million in 2013. This increase of $213.8 million was due primarily to greater revenue from sales of natural gas of $125.7 million, greater revenues of NGLs and condensate of $56.7 million and higher revenue from transportation, gathering and processing fees of $25.6 million.  Realized average natural gas and NGL prices were as follows:

	Year Ended December 31,
	2014	2013
Natural Gas ($/Mcf)	$5.28	$4.13
NGLs ($/Gal)	$0.78	$0.88
Cost of natural gas and NGLs sold. Our cost of natural gas and NGLs sold for the year ended December 31, 2014 was $721.1 million, compared to $541.2 million for the year ended December 31, 2013. This increase of $179.9 million, or 33%, was due primarily to increased natural gas volumes purchased, increased NGL volumes purchased and higher natural gas prices compared to the same period in 2013.
Operations and maintenance expenses. Operations and maintenance expenses for the year ended December 31, 2014 were $59.9 million, compared to $41.3 million for the year ended December 31, 2013. This increase of $18.6 million, or 45%, was due primarily to $3.0 million from higher labor costs including employee additions, $2.0 million from the accelerated vesting of our LTIP awards (which occurred as a result of our change of control in August 2014), higher fees of $1.5 million and higher operating costs of $1.4 million due to the acquisition of additional assets during the year ended December 31, 2014 compared to the year ended December 31, 2013.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2014 were $32.7 million, compared to $21.8 million for the year ended December 31, 2013. This increase of $10.9 million, or 50%, was due primarily to increased expenses related to labor and benefits costs of $6.6 million from the accelerated vesting of LTIP awards (which occurred as a result of our change of control in August 2014), and $1.2 million from employee additions, together with higher professional fees of $2.5 million, mostly related to the TexStar Rich Gas System Transaction. Additionally, in the fourth quarter of 2014, the accrual for discretionary bonus was reduced after consideration of operating results.
Depreciation and amortization expense. Depreciation and amortization expense for the year ended December 31, 2014 was $46.0 million, compared to $33.5 million for the year ended December 31, 2013. The increase of $12.5 million, or 37%, was due primarily to depreciation of the TexStar Rich Gas System and 2015 Holdings Acquisition assets acquired in the third quarter of 2014 and other capital projects placed in service during 2014.
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
Interest expense. For the year ended December 31, 2014, interest expense was $15.6 million, compared to $12.6 million for the year ended December 31, 2013. This increase of $3.0 million, or 24%, was due to higher average borrowings related primarily to the debt incurred as part of the TexStar Rich Gas System.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash generated from operations, cash raised through issuances of additional equity and debt securities and borrowings under our Senior Credit Facilities (as defined in Note 8 to our consolidated financial statements). Our primary cash requirements consist of operating and maintenance and general and administrative expenses, growth and maintenance capital expenditures to sustain existing operations or generate additional revenues, interest payments on outstanding debt, purchases and construction of new assets, business acquisitions and distributions to unitholders.
We expect to fund short-term cash requirements, such as operating and maintenance and general and administrative expenses and maintenance capital expenditures, primarily through operating cash flows. We expect to fund long-term cash requirements, such as for expansion projects and acquisitions, through several sources, including operating cash flows, borrowings under our Senior Credit Facilities and issuances of additional debt and equity securities (including the issuance of units to Holdings), as appropriate and subject to market conditions. See Note 8 to our consolidated financial statements.
Beginning in the second half of 2014 and continuing through the issuance of this annual report, commodity prices have experienced increased volatility. In particular, natural gas, crude oil and NGL prices have decreased significantly. Our future cash flow will be materially adversely affected if prolonged pricing deterioration continues for the commodities we sell or if a material reduction in drilling for oil or natural gas continues in the geographic areas in which we operate, including the Eagle Ford Shale region. See Note 2 to our consolidated financial statements.
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
After considering these uncertainties, and in developing our annual budget for 2016, our forecast indicates future shortfalls in the amount of consolidated EBITDA (as defined in the Third Amended and Restated Revolving Credit Agreement with Wells Fargo Bank, N.A., as Administrative Agent, UBS Securities LLC and Barclays Bank PLC, as Co-Syndication

Agents, JPMorgan Chase Bank, N.A., as Documentation Agent, and a syndicate of lenders (the “Third A&R Revolving Credit Agreement”) necessary to remain in compliance with the consolidated total leverage ratio of our Financial Covenants in our Credit Facility for the remainder of 2016. As discussed in further detail in Note 8 to our consolidated financial statements, we have the right to cure such a Financial Covenant Default by either our Sponsors or Holdings purchasing equity interests in or making capital contributions (an equity cure) resulting in, among other things, proceeds that, if added to consolidated EBITDA, would result in us satisfying the Financial Covenants. Once such an equity cure is made, it is included in our consolidated EBITDA calculation in any rolling twelve month period that includes the quarter that was cured. Should there be an event of default under the Credit Facility, and such default is not cured, we would also experience a cross default under our Term Loan Agreement (defined in Note 8 to our consolidated financial statements) and all of our debt would become due and payable to our lenders.
As of December 31, 2015, we were not in compliance with the consolidated total leverage ratio of our Financial Covenants (as defined in Note 8 to our consolidated financial statements) absent an equity cure of $14.9 million that we funded on March 30, 2016. We used the remaining $3.0 million of the contractual $13.0 million non-cash equity cure credit amount from our Credit Agreement Amendment (defined in Note 8 to our consolidated financial statements) to fund a portion of our equity cure as of December 31, 2015. We received the remaining $11.9 million shortfall from Holdings pursuant to the terms of our Equity Cure Agreement. We used $10.0 million of the contractual $13.0 million non-cash equity cure credit amount from our Credit Agreement Amendment to fund equity cures as of June 30, 2015 and September 30, 2015 in order to stay in compliance with the consolidated total leverage ratio of our Financial Covenants. For additional details regarding this equity cure, see Notes 1 and 2 to our consolidated financial statements. We anticipate funding additional equity cures needed to maintain compliance with our Financial Covenants through the end of 2016 with the additional equity commitment under the Equity Cure Agreement that will assist in the Partnership's ability to continue as a going concern for a reasonable period of time.
In connection with Holdings' Chapter 11 reorganization, Holdings has committed to contribute up to $50 million to us (the “Contribution Amount”) to ensure we have sufficient liquidity to comply with applicable Financial Covenants through the quarter ended December 31, 2016. In exchange for the Contribution Amount, we will issue Holdings a number of our common units representing limited partner interests equal to, subject to certain exceptions, (i) the applicable Contribution Amount divided by (ii) a common unit reference price (“Reference Price”) equal to the volume weighted daily average price of the common units on the New York Stock Exchange (“VWAP”) calculated for a period of 15 trading days ending two trading days prior to the contribution by Holdings. Notwithstanding the VWAP calculation, the Reference Price will be no less than $0.89 per common unit and no greater than $1.48 per common unit (the “Range”), and if the VWAP is within the Range for a period of 15 trading days, the first of which is the tenth trading day following March 28, 2016, the date of the announcement, such VWAP will be the Reference Price for all common units issued in exchange for the Contribution Amount. The $11.9 million necessary to cure the non-compliance in the fourth quarter of 2015 was contributed to us under the terms of the debtor in possession (“DIP”) arrangement agreed to in the Holdings' Chapter 11 reorganization proceedings discussed above and in Notes 1 and 2 to our consolidated financial statements. In accordance with the requirements above and the amount funded for this equity cure, Holdings will be issued between 8.0 million and 13.4 million common units. However, the exact number of units to be issued to Holdings in exchange for this contribution has yet to be determined due to the required number of days to calculate the VWAP not being reached as of the date of the issuance of these financial statements.
On January 7, 2016, in response to our need for additional liquidity, we issued at par Senior Unsecured PIK Notes in the aggregate principal amount of $14 million (the "PIK Notes") to affiliates of EIG and Tailwater (collectively, the "PIK Lenders"), that bear interest at a rate of 7% per annum, payable in cash or, at the option of the Partnership, in-kind. The PIK Notes will mature on January 7, 2017. Subsequent to the balance sheet date, but prior to the issuance of our annual report, and in accordance with the POR, the PIK Notes and the related interest were repaid in full.
In addition, subsequent to the balance sheet date, but prior to the issuance of our annual report, the receivable due from Holdings of $43.0 million was brought current. See Note 2 to our consolidated financial statements.
As of April 8, 2016, we had $624.9 million in outstanding borrowings under our Senior Credit Facilities. Under our five-year revolving credit facility, pursuant to our Third A&R Revolving Credit Agreement, we have the ability to borrow up to $200.0 million (the "Credit Facility") less any letters of credit amounts outstanding, which as of April 8, 2016 provided us access to $0.8 million.
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

•	maintenance capital expenditures, which are capital expenditures that are not considered growth capital expenditures.

The following table summarizes our capital expenditures (in thousands):

	Year Ended December 31,
	2015	2014
Maintenance capital	$11,618	$5,777
Growth capital	93,718	162,840
Total capital expenditures	$105,336	$168,617

Growth capital expenditures during the year ended December 31, 2015 relate primarily to various expansion and improvement projects primarily in our South Texas assets. The growth capital expenditures during the year ended December 31, 2014 related primarily to construction of the Webb Pipeline, Valley Wells System and Compression Assets.
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
We believe that cash from operations, cash on hand and the sale of equity to Holdings under the Contribution Amount will provide liquidity to meet future short-term capital requirements for a reasonable period of time. The sufficiency of these liquidity sources to fund necessary and committed capital needs will be dependent upon our ability to meet our covenant requirements of our Senior Credit Facilities. We believe we have and will continue to have sufficient liquidity to operate our business. See Notes 2 and 8 to our consolidated financial statements.
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
Cash Flows
The following table provides a summary of our cash flows by category (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$18,725	$45,628	$15,973
Net cash used in investing activities	(127,837)	(288,427)	(97,109)
Net cash provided by financing activities	118,811	241,099	76,995
2015 Compared with 2014
Operating Activities—Net cash provided by operating activities was $18.7 million for the year ended December 31, 2015, compared to $45.6 million for the year ended December 31, 2014. The decrease in cash provided by operating activities of $26.9 million was primarily the result of decreased net earnings during the year ended December 31, 2015 compared to the year ended December 31, 2014, as well as not having collected a receivable of $43.0 million from Holdings.

Investing Activities—Net cash used in investing activities was $127.8 million for the year ended December 31, 2015, compared to $288.4 million for the year ended December 31, 2014. The decrease relates primarily to the TexStar Rich Gas System Transaction in August 2014, the Onyx acquisition in March 2014 and decreased capital expenditures, partially offset by the cash consideration paid in the 2015 Holdings Acquisition.
Financing Activities—Net cash provided by financing activities was $118.8 million for the year ended December 31, 2015, compared to $241.1 million for the year ended December 31, 2014. The decrease of $122.3 million was due to proceeds received from our $144.7 million equity offering, net of expenses, in the first quarter of 2014 and reduced net borrowings of $63.3 million from our debt instruments and decreased financing costs, partially offset by $100 million of debt assumed and immediately repaid by us in connection with the TexStar Rich Gas System Transaction.
2014 Compared with 2013
Operating activities—Net cash provided by operating activities was $45.6 million for the year ended December 31, 2014, compared to $16.0 million for the year ended December 31, 2013. The increase in cash provided by operating activities of $29.6 million was primarily the result of increased gross operating margin during the year ended December 31, 2014 compared to the year ended December 31, 2013. In addition, the net changes in working capital of $17.0 million caused an increase in operating cash flows for the year ended December 31, 2014 compared to the year ended December 31, 2013.
Investing activities—Net cash used in investing activities was $288.4 million for the year ended December 31, 2014, compared to $97.1 million for the year ended December 31, 2013. The increase of $191.3 million related primarily to the TexStar Rich Gas System Transaction and the 2015 Holdings Acquisition in August 2014, the Onyx acquisition in March 2014 and increased capital expenditures in 2014.
Financing activities—Net cash provided by financing activities was $241.1 million for the year ended December 31, 2014, compared to $77.0 million for the year ended December 31, 2013. The increase was due to proceeds received from our $144.7 million equity offering, net of expenses, in the first quarter of 2014, as well as additional net borrowings of $134.2 million from our debt instruments, and $50.6 million of expenses paid by Holdings on behalf of the Valley Wells System. The increase in cash provided by financing activities was partially offset by $100 million of debt assumed and immediately repaid by us in connection with the TexStar Rich Gas System Transaction, increased distributions paid of $16.7 million and additional financing costs of $15.6 million associated with the Senior Credit Facilities.
Senior Credit Facilities

On August 4, 2014, in connection with the consummation of the Holdings Transaction and acquisition of the TexStar Rich Gas System, we entered into the Senior Credit Facilities. See Note 8 to our consolidated financial statements.

The borrowings under our Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) or a base rate plus an applicable margin as defined in the Third A&R Revolving Credit Agreement. As of December 31, 2015, our margin was LIBOR plus 3.25% and the outstanding balance of the Credit Facility was $181.7 million with no remaining unused portion.

The borrowings under our seven-year $450 million senior secured term loan facility (the "Term Loan") under the Term Loan Credit Agreement bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.00% or a base rate plus a margin as defined in that agreement. On August 4, 2014, the lenders funded the full amount of the Term Loan. As of December 31, 2015, the outstanding principal balance of the Term Loan was $441.5 million, net of original issuance discount of $1.8 million, and our borrowing rate was 5.25%. We are required to make quarterly amortization payments towards the Term Loan.

As of December 31, 2015, after using an equity cure of $14.9 million to stay in compliance with the consolidated total leverage ratio of our Financial Covenants, we were in compliance with the covenants set forth in the Senior Credit Facilities. Additionally, the annual financial statements of the Partnership were not filed timely as required under the Senior Credit Facilities and the issuance of the financial statements on April 14, 2016 cures such potential event of default. See Notes 2 and 8 to our consolidated financial statements.
Equity Distribution Agreement
On November 12, 2014, we established a $75 million “at-the-market” equity offering program pursuant to an equity distribution agreement (the “Distribution Agreement”) with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC (each, a “Manager” and, collectively, the “Managers”). Under the Distribution Agreement, we may offer and sell up to $75 million in aggregate gross sales proceeds of our common units (the “Offered Units”) from time to time through the Managers, each as our sales agent. Sales of the Offered Units, if any, made under the Distribution Agreement will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices prevailing at the time of sale in block transactions, or as otherwise agreed upon by us and any Manager. The Offered Units have been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Registration No. 333-192105 declared effective December 10, 2013, including the prospectus contained therein, as supplemented by the prospectus supplement filed with the SEC on November 12, 2014. We intend to use the net proceeds from the sale of the Offered Units, if any, for general partnership purposes, including the repayment of debt, acquisitions and funding capital expenditures. As of December 31, 2015, we have not sold any of the Offered Units pursuant to the Distribution Agreement.
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
Equity Cure Contribution Agreement
On March 17, 2016, the Partnership and Holdings entered into the Equity Cure Agreement related to the Third A&R Revolving Credit Agreement. Under the terms of the Third A&R Revolving Credit Agreement, the Partnership has the right to cure any default with respect to a financial covenant in the Third A&R Revolving Credit Agreement by having Holdings purchase equity interests in or make capital contributions to the Partnership that result in proceeds that would satisfy the requirements of such financial covenant.
Pursuant to the Equity Cure Agreement, Holdings has agreed to contribute the Contribution Amount to the Partnership to fund potential equity cures upon notification from the Partnership that a contribution would cure any default of a financial covenant in the Revolving Credit Agreement occurring through the quarter ended December 31, 2016. In exchange for the Contribution Amount, the Partnership will issue Holdings a number of the Partnership's common units representing limited partner interests equal to, subject to certain exceptions, (i) the applicable Contribution Amount divided by (ii) the Reference Price. Notwithstanding the VWAP calculation, the Reference Price will be within the Range, and if the VWAP is within the Range for a period of 15 trading days, the first of which is the tenth trading day following March 28, 2016, the date of the announcement, such VWAP will be the Reference Price for all common units issued in exchange for the Contribution Amount. It is expected that funding of any amount under the Contribution Agreement would be from funds received by Holdings from the proceeds of the equity investment contemplated under, and after the effectiveness of, the plan of reorganization for Holdings.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years
Long-term debt:
Principal(1)	$609,018	$4,500	$9,000	$190,695
Interest(2)	125,916	32,149	64,297	29,470
Vehicle fleet lease	908	373	301	235
Office lease	4,450	1,141	2,254	1,055
Total	$740,292	$38,162	$75,852	$221,455
_______________________________________________________________________________

(1)
Contractual obligations related to the Credit Facility assume the $181.7 million outstanding as of December 31, 2015 is paid off at maturity in November 2019. Contractual obligations of the Term Loan are net of original issuance discount of $1.8 million.

(2)
Interest is estimated at the weighted average interest rate for the year ended December 31, 2015 of 5.16% for periods through November 2019. The interest does not include interest rate swaps because they are considered to be immaterial.

At December 31, 2015, we had commitments of approximately $4.2 million related primarily to the purchase of pipelines and compressors for our various capital expansion projects which are not included in the table above. We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.
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
Revenue Recognition
Using the revenue recognition criteria of persuasive evidence that an exchange arrangement exists, delivery has occurred or services have been rendered and the price is fixed or determinable, we record natural gas and NGL revenue in the period when the physical product is delivered to the customer and in an amount based on the pricing terms of an executed contract. Our transportation, compression, processing, fractionation and other revenue is recognized in the period when the service is provided and includes our fee-based service revenue. In addition, collectability is evaluated on a customer-by-customer basis. New customers are subject to a credit review process, which evaluates the customers' financial position and their ability to pay.
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
Certain of our gas gathering agreements provide for a monthly, quarterly or annual minimum volume commitment ("MVC") from our customers. Under these MVCs, our customers agree to ship and/or process a minimum volume of production on our system or to pay a minimum monetary amount over certain periods during the term of the MVC. A customer must make a shortfall payment to us at the end of the contracted measurement period if its actual throughput volumes are less than its MVC for that period. Certain customers are entitled to utilize shortfall payments to offset gathering fees in one or more subsequent contracted measurement periods to the extent that such customer's throughput volumes in a subsequent contracted measurement period exceed its MVC for that period. We recognize customer billings for obligations under their MVCs as revenue when the obligations are billable under the contract and the customer does not have the right to utilize shortfall payments to offset gathering fees in excess of its MVCs in subsequent periods.
Impairment of Long-Lived Assets
We evaluate our long-lived assets, which include finite-lived intangible assets, for impairment when events or circumstances indicate that their carrying values may not be recoverable. These events include, but are not limited to, market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, we evaluate the recoverability of our carrying value based on the long-lived asset's ability to generate future cash flows on an undiscounted basis. If the undiscounted cash flows are not sufficient to recover the long-lived asset's carrying value, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying values of the asset downward, if necessary, to their estimated fair value. Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted cash flows. With the recent decline in commodity prices negatively affecting the level of natural gas and crude oil production, we concluded that a triggering event had occurred which required we test for impairment of our assets. Our undiscounted cash flows were in excess of our long-lived assets' carrying value. However, during the year ended December 31, 2015, we recorded $7.1 million of impairment costs related primarily to a spare turbine. During the year ended December 31, 2014, we recorded $1.6 million of impairment costs related primarily to right-of-way costs on a canceled project. At December 31, 2013, we did not record any impairments of long-lived assets.
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
A hypothetical increase or decrease in commodity prices by 1.0%, absent any volume changes, would have changed our gross operating margin by $0.1 million for the years ended December 31, 2015 and 2014, respectively.
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
Under the terms of our interest rate swap agreements, we receive a floating rate based upon LIBOR and pay a fixed rate. In 2014, we entered into interest rate swap contracts with a weighted average fixed rate of 0.69% to reduce our exposure to interest rate volatility on $240.0 million notional amount of debt, of which $140.0 million matured in 2015 and $100.0 million will mature in 2016. In 2015, we entered into a swap with a notional amount of $100.0 million that matures in 2017, and paid a fixed rate of 1.20%.
In December 2014, we entered into an interest rate cap contract for $20.0 million notional amount of debt with a maturity date of December 31, 2016. The contract effectively caps our LIBOR-based interest rate on that portion of debt at 1.5%. In June 2015, we entered into a cap for $80.0 million notional amount of debt with a maturity of June 2017. In December 2015, we entered into a cap with a notional amount of $50.0 million with a maturity of December 2017. Both caps entered into in 2015 effectively cap our LIBOR-based interest rate at 3.0%
A hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $3.6 million and $3.2 million for the years ended December 31, 2015 and 2014, respectively.
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
A hypothetical increase or decrease in NGL volumes recovered of 1.0% would have changed our gross operating margin by $0.5 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively.
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
A hypothetical increase or decrease of $0.01 in our realized NGL gross operating margin spread per gallon would have changed our gross operating margin by $4.3 million and $2.9 million for the years ended December 31, 2015 and 2014, respectively.
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
SOUTHCROSS ENERGY PARTNERS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Southcross Energy Partners GP, LLC and the unitholders of Southcross Energy Partners, L.P.
Dallas, Texas

We have audited the accompanying balance sheets of Southcross Energy Partners, L.P., and subsidiaries (the "Partnership") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Partnership has obtained a commitment through an Equity Cure Contribution Agreement from Southcross Holdings LP, which controls the General Partner of the Partnership, to assist the Partnership in maintaining compliance with its financial covenants for a reasonable period of time.  Also, as discussed in Notes 1 and 3, the Partnership’s financial statements include the results from the TexStar Rich Gas System and the 2015 Holdings Acquisition beginning on August 4, 2014, the date at which common control began.

/s/ Deloitte & Touche LLP

Dallas, Texas
April 14, 2016

SOUTHCROSS ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,348	$1,649
Trade accounts receivable	39,585	74,086
Accounts receivable - affiliates	49,734	11,325
Prepaid expenses	3,915	3,073
Other current assets	1,256	1,813
Total current assets	105,838	91,946

Property, plant and equipment, net	1,066,001	1,058,570
Investments in joint ventures	140,526	147,098
Other assets	6,595	2,098
Total assets	$1,318,960	$1,299,712

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$66,458	$116,842
Accounts payable - affiliates	7,871	12,856
Current portion of long-term debt	4,500	4,500
Other current liabilities	10,406	12,773
Total current liabilities	89,235	146,971

Long-term debt	604,518	454,527
Other non-current liabilities	3,871	1,110
Total liabilities	697,624	602,608

Commitments and contingencies (Note 9)

Partners' capital:
Common units (28,420,619 and 23,800,943 units outstanding as of December 31, 2015 and 2014, respectively)	271,236	259,735
Class B Convertible units (15,958,990 and 14,889,078 units issued and outstanding as of December 31, 2015 and 2014, respectively)	300,596	298,833
Subordinated units (12,213,713 units issued and outstanding as of December 31, 2015 and 2014)	37,920	48,831
General partner interest	11,584	12,385
Southcross Holdings' equity in contributed subsidiaries	—	77,320
Total partners' capital	621,336	697,104
Total liabilities and partners' capital	$1,318,960	$1,299,712
See accompanying notes to these consolidated financial statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Revenues	$603,815	$835,246	$634,722
Revenues - affiliates	94,658	13,267	—
Total revenues (Note 14)	698,473	848,513	634,722

Expenses:
Cost of natural gas and liquids sold	517,157	721,132	541,176
Operations and maintenance	82,529	59,915	41,254
Depreciation and amortization	70,814	46,050	33,548
General and administrative	30,026	32,723	21,764
Impairment of assets	7,067	1,556	—
Loss (gain) on sale of assets, net	416	365	(25)
Total expenses	708,009	861,741	637,717

Loss from operations	(9,536)	(13,228)	(2,995)
Other expense:
Equity in losses of joint venture investments	(13,452)	(6,496)	—
Interest expense	(32,738)	(15,562)	(12,590)
Loss on extinguishment of debt	—	(2,316)	—
Other expense	—	(77)	—
Total other expense	(46,190)	(24,451)	(12,590)
Loss before income tax benefit (expense)	(55,726)	(37,679)	(15,585)
Income tax benefit (expense)	233	(52)	(385)
Net loss	(55,493)	(37,731)	(15,970)
Series A Preferred unit fair value adjustment	—	(4,596)	(1,670)
Series A Preferred unit in-kind distribution	—	(534)	—
General partner unit in-kind distribution	(164)	(207)	—
Net loss attributable to Holdings	(4,258)	(6,409)	—
Net loss attributable to partners	$(51,399)	$(36,659)	$(17,640)

Earnings per unit and distributions declared:
Net loss allocated to limited partner common units	$(24,790)	$(20,175)	$(8,683)
Weighted average number of limited partner common units outstanding	26,781	21,642	12,225
Basic and diluted loss per common unit	$(0.93)	$(0.93)	$(0.71)
Distributions declared and paid per common unit	$1.60	$1.60	$1.60

Net loss allocated to limited partner subordinated units	$(11,300)	$(8,355)	$(8,638)
Weighted average number of limited partner subordinated units outstanding	12,214	12,214	12,214
Basic and diluted loss per subordinated unit	$(0.93)	$(0.68)	$(0.71)
See accompanying notes to these consolidated financial statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(55,493)	$(37,731)	$(15,970)
Other comprehensive income (loss):
Hedging losses reclassified to earnings and recognized in interest expense	—	221	415
Adjustment in fair value of derivatives	—	(11)	(148)
Total other comprehensive income	—	210	267
Comprehensive loss	$(55,493)	$(37,521)	$(15,703)
See accompanying notes to these consolidated financial statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(55,493)	$(37,731)	$(15,970)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,814	46,050	33,548
Unit-based compensation	4,573	10,074	2,186
Loss on extinguishment of debt	—	2,316	—
Amortization of deferred financing costs	3,494	2,005	1,287
Loss (gain) on sale of assets, net	416	365	(25)
Unrealized loss (gain) on financial instruments	110	168	(120)
Equity in losses of joint venture investments	13,452	6,496	—
Distribution from joint venture investment	500	—	—
Impairment of assets	7,067	1,556	—
Other, net	(82)	65	130
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	(3,069)	(24,770)	(6,675)
Prepaid expenses and other current assets	(495)	(5)	(1,197)
Other non-current assets	296	(29)	215
Accounts payable and accrued liabilities	(24,559)	35,658	1,411
Other liabilities, including affiliates	1,701	3,410	1,183
Net cash provided by operating activities	18,725	45,628	15,973
Cash flows from investing activities:
Capital expenditures	(108,698)	(168,617)	(93,863)
Expenditures for assets subject to property damage claims, net of insurance proceeds and deductibles	78	2,706	(3,383)
Proceeds from sale of assets	4,693	1,625	137
Investment contribution to joint venture investments	(8,910)	(148)	—
Consideration paid for Holdings' drop-down acquisition	(15,000)	—	—
TexStar Rich Gas System acquisition from affiliate	—	(79,955)	—
Other acquisitions	—	(44,038)
Net cash used in investing activities	(127,837)	(288,427)	(97,109)
Cash flows from financing activities:
Proceeds from issuance of common units, net	—	144,671	—
Borrowings under our credit facility	187,695	244,500	129,300
Borrowings under our term loan agreement	—	450,000	—
Repayments under our credit facility	(36,000)	(481,800)	(53,000)
Repayments under our term loan agreement	(4,500)	(2,250)	—
Payments on capital lease obligations	(528)	(599)	(542)
Financing costs	(698)	(17,777)	(2,139)
Proceeds from issuance of Series A convertible preferred units, net of issuance costs	—	—	38,832
Contributions from general partner	1,301	9,967	800
Payments of distributions and distribution equivalent rights	(46,915)	(52,645)	(35,992)
Assumption and repayment of debt in TexStar Rich Gas System Transaction	—	(100,000)	—
Expenses paid by Holdings on behalf of Valley Wells' assets	17,858	50,564	—
Valley Wells operating expense cap adjustment	1,023	—	—
Other, net	(425)	(3,532)	(264)
Net cash provided by financing activities	118,811	241,099	76,995

Net increase (decrease) in cash and cash equivalents	9,699	(1,700)	(4,141)
Cash and cash equivalents — Beginning of year	1,649	3,349	7,490
Cash and cash equivalents — End of year	$11,348	$1,649	$3,349
See accompanying notes to these consolidated financial statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(In thousands)

	Partners' Capital
	Limited Partners			General Partner	Southcross Holdings' equity in contributed subsidiaries	Accumulated Other Comprehensive Loss
	Common	Class B Convertible	Subordinated				Total
BALANCE - December 31, 2012	$194,364	$—	$125,952	$6,628	$—	$(477)	$326,467
Net loss	(7,829)	—	(7,822)	(319)	—	—	(15,970)
Unit-based compensation on long-term incentive plan	1,601	—	—	—	—	—	1,601
Series A convertible preferred unit in-kind distribution and fair value adjustments	(838)	—	(799)	(33)	—	—	(1,670)
Contributions from general partner	—	—	—	800	—	—	800
Cash distributions paid	(17,597)	—	(17,589)	(742)	—	—	(35,928)
Accrued distribution equivalent rights on long-term incentive plan	(279)	—	—	—	—	—	(279)
Tax withholdings on unit-based compensation vested units	(264)	—	—	—	—	—	(264)
General partner unit in-kind distribution	(17)	—	(16)	33	—	—	—
Net effect of cash flow hedges	—	—	—	—	—	267	267
BALANCE - December 31, 2013	$169,141	$—	$99,726	$6,367	$—	$(210)	$275,024
Net loss	(15,155)	(7,436)	(8,105)	(626)	(6,409)	—	(37,731)
Issuance of common units, net	144,671	—	—	—	—	—	144,671
Issuance of Class B Convertible units, net	—	324,413	—	—	—	—	324,413
Consideration paid in excess of the net book value of the TexStar Rich Gas System	(45,420)	(27,925)	(23,308)	(1,972)	—	—	(98,625)
Class B Convertible unit in-kind distribution	(6,209)	9,610	(3,193)	(208)	—	—	—
Unit-based compensation on long-term incentive plan	9,947	—	—	—	—	—	9,947
Series A convertible preferred conversion into common units	45,624	—	—	—	—	—	45,624
Series A convertible preferred unit in-kind distribution and fair value adjustments	(3,126)	—	(1,897)	(107)	—	—	(5,130)
Contributions from general partner	809	171	345	9,991	—	—	11,316
Cash distributions and distribution equivalent rights paid	(36,706)	—	(14,657)	(1,282)	—	—	(52,645)
Accrued distribution equivalent rights on long-term incentive plan	(167)	—	—	—	—	—	(167)
Tax withholdings on unit-based compensation vested units	(3,532)	—	—	—	—	—	(3,532)
General partner unit in-kind distribution	(142)	—	(80)	222	—	—	—
Net effect of cash flow hedges	—	—	—	—	—	210	210
Consolidation of Valley Wells' net assets	—	—	—	—	33,165	—	33,165
Expenses paid by Holdings on behalf of Valley Wells' assets	—	—	—	—	50,564	—	50,564
BALANCE - December 31, 2014	$259,735	$298,833	$48,831	$12,385	$77,320	$—	$697,104
Net loss	(24,730)	(14,225)	(11,256)	(1,024)	(4,258)	—	(55,493)
Contributions from general partner	—	—	—	1,301	—	—	1,301
Class B Convertible unit in-kind distribution	(5,340)	8,059	(2,557)	(162)	—	—	—
Unit-based compensation on long-term incentive plan	4,443	—	—	—	—	—	4,443
Cash distributions and distribution equivalent rights paid	(41,733)	—	(3,432)	(1,750)	—	—	(46,915)
Accrued distribution equivalent rights on long-term incentive plan	(718)	—	—	—	—	—	(718)
Tax withholdings on unit-based compensation vested units	(425)	—	—	—	—	—	(425)
General partner unit in-kind distribution	(112)	—	(53)	165	—	—	—
Valley Wells' operating expense cap adjustments	2,670	—	—	—	—	—	2,670

	Partners' Capital
	Limited Partners			General Partner	Southcross Holdings' equity in contributed subsidiaries	Accumulated Other Comprehensive Loss
	Common	Class B Convertible	Subordinated				Total
Purchase of assets in Holdings drop-down acquisition	62,640	—	—	—	(77,640)	—	(15,000)
Contribution of NGL pipelines in Holdings drop-down acquisition	—	—	—	—	15,000	—	15,000
Net assets contributed in Holdings drop-down acquisition in excess of consideration paid	14,806	7,929	6,387	594	(29,716)	—	—
Expenses paid by Holdings on behalf of Valley Wells' assets	—	—	—	—	17,858	—	17,858
Interest related to receivable due from Holdings	—	—	—	75	—	—	75
Net liabilities assumed by Holdings in Holdings drop-down acquisition	—	—	—	—	1,436	—	1,436
BALANCE - December 31, 2015	$271,236	$300,596	$37,920	$11,584	$—	$—	$621,336
See accompanying notes to these consolidated financial statements.

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
On August 4, 2014, Southcross Energy LLC and TexStar Midstream Services, LP, a Texas limited partnership (“TexStar”), combined pursuant to a contribution agreement in which Southcross Holdings LP, a Delaware limited partnership (“Holdings”), was formed (the “Holdings Transaction”). As a result of the Holdings Transaction, Holdings indirectly owns 100% of Southcross Energy Partners GP, LLC, a Delaware limited liability company and our General Partner (“General Partner”) (and therefore controls us), all of our subordinated units and a portion of our common units. Our General Partner owns an approximate 2.0% interest in us and all of our incentive distribution rights.
Following the emergence of Holdings from its Chapter 11 reorganization proceeding on April 13, 2016 (as discussed below), EIG Global Energy Partners, LLC (“EIG”) and Tailwater Capital LLC (“Tailwater”) (collectively, the “Sponsors”) each indirectly own approximately one-third of Holdings, and a group of consolidated lenders under Holdings' revolving credit facility and term loan own the remaining one-third equity interest, which previously was owned by Charlesbank Capital Partners, LLC.
Contemporaneously with the closing of the Holdings Transaction, TexStar contributed to us certain gathering and processing assets (the “TexStar Rich Gas System”), which were owned by TexStar (the “TexStar Rich Gas System Transaction”). As a result of the TexStar Rich Gas System Transaction, Holdings indirectly owns all of our Class B Convertible Units (the "Class B Convertible Units"). For additional details regarding the Holdings Transaction and the TexStar Rich Gas System Transaction, see Notes 1, 3, 8, 10, 12 and 15.
On May 7, 2015, we acquired gathering, treating, compression and transportation assets (the “2015 Holdings Acquisition”) from Holdings and its subsidiaries consisting of the Valley Wells sour gas gathering and treating system (the "Valley Wells System"), compression assets that are part of the Valley Wells and Lancaster gathering and treating systems (the "Compression Assets") and two NGL pipelines.
Description of Business
We are a master limited partnership, headquartered in Dallas, Texas, that provides natural gas gathering, processing, treating, compression and transportation services and NGL fractionation and transportation services. We also source, purchase, transport and sell natural gas and NGLs. Our assets are located in South Texas, Mississippi and Alabama and include four gas processing plants, two fractionation facilities and approximately 3,138 miles of pipeline.
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
Basis of Presentation
The accompanying consolidated financial statements and related notes present the consolidated balance sheets as of December 31, 2015 and 2014 and the consolidated statements of operations, comprehensive income (loss), cash flows and changes in partners' capital for the years ended December 31, 2015, 2014 and 2013 (See Note 2).
The consolidated financial statements reflect the assets acquired and liabilities assumed and the related operating results associated with (i) the Onyx pipelines acquisition on March 6, 2014, (ii) the TexStar Rich Gas System Transaction and the 2015 Holdings Acquisition on August 4, 2014, (iii) and the Texoz acquisition on November 21, 2014. See Note 3.

As a result of the Holdings Transaction, Holdings acquired a controlling equity interest in the Partnership, which was accounted for under the acquisition method of accounting in the consolidated financial statements of Holdings, whereby Holdings recorded the Partnership’s assets acquired and liabilities assumed at fair value. However, because less than 80% of the equity interests in the Partnership were acquired, push down accounting of Holdings' basis in the Partnership was prohibited in our consolidated financial statements.

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

We recognized the 2015 Holdings Acquisition at Holdings’ historical cost because the acquisition was executed by entities under common control. Thus, the difference between consideration paid and Holdings’ historical cost (net book value) at May 7, 2015, the date on which the 2015 Holdings Acquisition closed, was recorded as a reduction to partners’ capital. Due to the common control aspect, the 2015 Holdings Acquisition was accounted for by the Partnership on an “as if pooled” basis for the periods during which common control existed which began on August 4, 2014. See Note 3.
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

Certain of our gathering and processing agreements provide for quarterly and annual minimum volume commitment ("MVC"). Under these MVCs, our customers agree to ship and/or process a minimum volume of production on our gathering systems or to pay a minimum monetary amount over certain periods during the term of the MVC. A customer must make a shortfall payment to us at the end of the contracted measurement period if its actual throughput volumes are less than its MVC for that period. Certain customers are entitled to utilize shortfall payments to offset gathering fees in one or more subsequent measurement periods to the extent that such customer's throughput volumes in a subsequent contracted measurement period exceed its MVC for that contracted measurement period.
We recognize customer billings for obligations under their MVCs as revenue when the obligations are billable under the contract and the customer does not have the right to utilize shortfall payments to offset gathering fees in excess of its MVCs in subsequent periods.
We record customer billings for obligations under their MVCs as deferred revenue when the customer has the right to utilize shortfall payments to offset gathering or processing fees in subsequent periods. We recognize deferred revenue under these arrangements in revenue once all contingencies or potential performance obligations associated with the related volumes have either (i) been satisfied through the gathering or processing of future excess volumes of natural gas, or (ii) expired (or lapsed) through the passage of time pursuant to the terms of the applicable natural gas gathering agreement.
We classify deferred revenue as a current liability for arrangements where the expiration of a customer's right to utilize shortfall payments is 12 months or less.
Long-Lived Assets
Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at fair value of the assets acquired. For assets we construct, we capitalize direct costs, such as labor and materials, and indirect costs, such as overhead and the cost of financing construction. Costs associated with obtaining rights of way agreements and easements to facilitate the building and maintenance of new pipelines are capitalized and depreciated over the life of the associated pipeline. We capitalize major units of property replacements or improvements and expense minor items. We use the straight-line method to depreciate property, plant and equipment over the estimated useful lives of the assets. We depreciate leasehold improvements and capital lease assets over the shorter of the life of the asset or the life of the lease. Maintenance and repairs are charged directly to expense as incurred, with the exception of substantial compression overhaul costs, which are capitalized and depreciated over the life of the overhaul.
Our intangible assets consist of acquired long-term supply and gas gathering contracts. We amortize these contracts on a straight-line basis over the 30-year expected useful lives of the contracts.
Impairment of Long-Lived Assets
We evaluate our long-lived assets, which include finite-lived intangible assets, for impairment when events or circumstances indicate that their carrying values may not be recoverable. These events include, but are not limited to, market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, we evaluate the recoverability of our carrying value based on the long-lived asset's ability to generate future cash flows on an undiscounted basis. If the undiscounted cash flows are not sufficient to recover the long-lived asset's carrying value, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying values of the asset downward, if necessary, to their estimated fair value. Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted cash flows. With the recent decline in commodity prices negatively affecting the level of natural gas and crude oil production, we concluded that a triggering event had occurred which required we test for impairment of our assets. Our undiscounted cash flows were in excess of our long-lived assets' carrying value. However, during the year ended December 31, 2015, we recorded $7.1 million of impairment costs related primarily to a write-down of a spare turbine. During the year ended December 31, 2014, we recorded $1.6 million of impairment costs primarily related to right of way costs on a canceled project. We did not record any impairments during the year ended December 31, 2013.
Cash and Cash Equivalents
We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and 2014, except for amounts held in bank accounts to cover current payables, all of our cash equivalents were invested in short-term money market accounts and overnight sweep accounts.
Allowance for Doubtful Accounts
In evaluating the collectability of our accounts receivable, we perform credit evaluations of our new customers and adjust payment terms based upon payment history and each customer's current creditworthiness, as determined by our review of such customer's credit information. We extend credit on an unsecured basis to many of our customers. In the event of a bankruptcy filing by a customer, we will determine if we will legally be able to collect any of the outstanding balance as a secured or unsecured creditor, and based on this determination we will reserve against part, or all, of the outstanding balance. We recorded an allowance for uncollectible accounts receivable of $0.1 million at December 31, 2015. We recorded no allowance for uncollectible accounts receivable at December 31, 2014.
Asset Retirement Obligations
We evaluate whether any future asset retirement obligations ("AROs") exist and estimate the costs for such AROs for certain future events. An ARO will be recorded in the periods where we can reasonably determine the settlement dates or the period in which the expense is incurred, and an estimated cost of the retirement obligation. Generally we do not have the intention of discontinuing the use of any significant assets or have a legal obligation to do so. Therefore, in these situations we do not have sufficient information to reasonably estimate any future AROs. No AROs were recorded for the years ended December 31, 2015 and 2014.
Environmental Costs and Other Contingencies
We recognize liabilities for environmental and other contingencies when we have an exposure that indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and no specific amount in that range is more likely than any other, the low end of the range is accrued. In July 2015, we paid a $0.1 million fine to OSHA related to the fire at our Gregory facility in January 2015. No amounts were recorded as of December 31, 2014.
Fair Value of Financial Instruments
Accounting guidance requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. At December 31, 2015 and 2014, financial instruments recorded at contractual amounts that approximate fair value include certain funds on deposit, accounts receivable, other receivables and accounts payable and accrued liabilities. The fair values of such items are not materially sensitive to shifts in market interest rates because of the short term to maturity of these instruments (See Note 6).

As of December 31, 2015 and 2014, the fair value of the debt funded through our credit facilities approximates its carrying amount primarily due to the variable nature of the interest rate of the instrument and is considered a Level 2 fair value measurement. (See Note 6).
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
On an ongoing basis, a derivative instrument designated as a cash flow hedge must be highly effective in offsetting changes in cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting will be discontinued prospectively. Changes in fair value of the associated hedging instrument are then recognized immediately in earnings for the remainder of the contract term unless a new hedging relationship is designated. The assessment of effectiveness excludes counterparty default risk and our own nonperformance risk. The effect of these valuation adjustments was immaterial for the year ended December 31, 2014.
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
In March 2012, we entered into an interest rate swap to reduce the risks with respect to the variability of the interest rates under our Previous Credit Facility. In February 2014, we discontinued cash flow hedge accounting on a prospective basis as a result of the repayment of borrowings under our Previous Credit Facility (See Note 8). With the exception of this interest rate swap, we did not have any other derivative financial instruments designated as fair value or cash flow hedges for accounting purposes during the years ended December 31, 2015 and 2014.
For our derivative financial instruments that have not been designated as cash flow hedges for accounting purposes, changes in such instruments' fair values are recognized immediately in earnings. We do not hold or issue financial instruments or derivative financial instruments for trading purposes.
Unit-Based Compensation
Unit-based awards which settle in common units are classified as equity and are recognized in the financial statements over the vesting period at their grant date fair value. Unit-based awards which settle in cash are classified as liabilities and remeasured at every balance sheet date through settlement, such that the vested portion of the liability is adjusted to reflect its revised fair value through compensation expense. Currently, all awards granted under the Amended and Restated 2012 Long-Term Incentive Plan (the “LTIP”) will be settled in common units. Compensation expense associated with unit-based awards, adjusted for forfeitures, is recognized evenly from the date of the grant over the vesting period within operations and maintenance and general and administrative expense on our consolidated statements of operations.
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
We are subject to the Texas margin tax which qualifies as an income tax under GAAP that requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis. Our current tax liability will be assessed based on the gross revenue apportioned to Texas. For the years ended December 31, 2015 and 2014, there were no material temporary differences.
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
Earnings per Unit
Net loss per unit is calculated under the two-class method of computing earnings per unit when participating or multiple classes of securities exist. Under this method, undistributed earnings or losses for a period are allocated based on the contractual rights of each security to share in those earnings as if all of the earnings for the period had been distributed.
Basic net loss per unit excludes dilution and is computed by dividing net loss attributable to limited partner common units by the weighted average number of limited partner common units outstanding during the period. Paid-in kind distributions and valuation adjustments to maximum redemption value of the Series A convertible preferred units (which converted to common units on August 4, 2014) are excluded from income available to common units in the calculation of basic earnings per unit. Dilutive net loss per unit reflects potential dilution from the potential issuance of limited partner common units. Dilutive net loss per unit is calculated using the treasury stock method. It is computed by dividing net loss attributable to limited partner common units by the weighted average number of limited partner common units outstanding during the period increased by the number of additional limited partner common units that would have been outstanding if the dilutive potential limited partner common units had been issued.
Investments in Joint Ventures
We hold equity interests in three joint venture entities as a result of the TexStar Rich Gas System Transaction. We own a 50% or less equity interest in each of the three entities. The joint venture arrangements give equal management rights with no single investor having unilateral control. Each party sharing joint control must consent to the ventures’ operating, investing and financing decisions. Therefore, because we do not have controlling financial interests, but do have significant influence, we use the equity method of accounting for investments in joint ventures. We recognize our share of the earnings and losses in the joint ventures pursuant to the terms of the applicable limited liability agreements governing such joint ventures, which provide for earnings and losses generally to be allocated based upon each member’s respective ownership interest in the joint ventures. We record our proportionate share of the joint ventures’ net income/loss as equity in income/losses of joint venture investments in the statements of operations. We evaluate investments in joint ventures for impairment when factors indicate that a decrease in the value of the investment has occurred that is not temporary. See Note 15.
Recent Accounting Pronouncements
Accounting standard-setting organizations frequently issue new or revised accounting pronouncements. We review and evaluate new pronouncements and existing pronouncements below to determine their impact, if any, on our consolidated financial statements. We are evaluating the impact of each pronouncement on our consolidated financial statements.
In 2014, a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance under GAAP was issued. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers and in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the Financial Accounting Standards Board ("FASB") voted to defer the new revenue recognition standard. The standard is currently set to be effective in the first quarter of 2018.

In 2014, a new going concern standard was issued that will update existing going concern guidance under GAAP. The standard’s new guidance relates to defining management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. Related disclosure in the notes to the consolidated financial statements will be required surrounding whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued. We are required to adopt this standard for the fiscal year ended December 31, 2016.

In February 2015, the FASB issued a pronouncement that amended current consolidation guidance with regard to variable interest entities and voting interest entities. This standard will become effective beginning in 2016.

In April 2015, the FASB issued a pronouncement simplifying the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a reduction to the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments. In August 2015, the FASB further clarified that the SEC staff would not object to a similar capitalization and amortization of deferred issuance costs for line of credit arrangements.

This standard will become effective beginning in 2016, however we have elected to early adopt this standard in this report. See Note 8.

In April 2015, the FASB issued a pronouncement that specifies how to calculate historical earnings per unit for a master limited partnership with retrospectively adjusted financial statements subsequent to a drop-down acquisition. The amendments specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings or losses of a transferred business before the date of a drop-down acquisition are to be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners would not change as a result of the drop-down acquisition. Qualitative disclosures about how the rights to the earnings or losses differ before and after the drop-down acquisition occurs for purposes of computing earnings per unit under the two-class method are also required. This standard will become effective beginning in 2016; however, we have elected to early adopt this standard in this report and have retrospectively adjusted our prior period balances related to this standard in this report. See Note 5.

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

In February 2016, the FASB issued a pronouncement amending disclosure and presentation requirements for lessees and lessors to better reflect the recognition of assets and liabilities that arise from leases. The pronouncement states that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the face of the balance sheet. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. This standard will become effective beginning in 2019.

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
Beginning in the second half of 2014 and continuing through the issuance of this annual report, commodity prices have experienced increased volatility. In particular, natural gas, crude oil and NGL prices have decreased significantly. Our future cash flow will be materially adversely affected if prolonged pricing deterioration continues for the commodities we sell or if a material reduction in drilling for oil or natural gas continues in the geographic areas in which we operate, including the Eagle Ford Shale region.
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
After considering these uncertainties, and in developing our annual budget for 2016, our forecast indicates future shortfalls in the amount of consolidated EBITDA (as defined in the Third Amended and Restated Revolving Credit Agreement with Wilmington Trust, National Association, as Administrative Agent, UBS Securities LLC and Barclays Bank PLC, as Co-Syndication Agents, JPMorgan Chase Bank, N.A., as Documentation Agent, and a syndicate of lenders (the “Third A&R

Revolving Credit Agreement”), as amended in May 2015) necessary to remain in compliance with the consolidated total leverage ratio of our Financial Covenants (as defined in Note 8) in our Credit Facility for the remainder of 2016. As discussed in further detail in Note 8, we have the right to cure such a Financial Covenant Default (as defined in Note 8) by either our Sponsors or Holdings purchasing equity interests in or making capital contributions (an equity cure) resulting in, among other things, proceeds that, if added to consolidated EBITDA, would result in us satisfying the Financial Covenants. Once such an equity cure is made, it is included in our consolidated EBITDA calculation in any rolling twelve month period that includes the quarter that was cured. Should there be an event of default under the Credit Facility, and such default is not cured, we would also experience a cross default under our Term Loan Agreement (defined in Note 8) and all of our debt would become due and payable to our lenders.
As of December 31, 2015, we were not in compliance with the consolidated total leverage ratio of our Financial Covenants absent an equity cure of $14.9 million. On March 30, 2016, we funded this equity cure with the remaining $3.0 million of the contractual $13.0 million non-cash equity cure credit amount from our Credit Agreement Amendment (as defined in Note 8) and $11.9 million of the $50 million equity commitment from Holdings, discussed below. We used $10.0 million of the contractual $13.0 million non-cash equity cure credit amount from our Credit Agreement Amendment to fund equity cures as of June 30, 2015 and September 30, 2015 in order to stay in compliance with the consolidated total leverage ratio of our Financial Covenants. We anticipate funding additional equity cures needed to maintain compliance with our Financial Covenants through the end of 2016 with the additional equity commitment from Holdings.
In connection with Holdings' Chapter 11 reorganization, Holdings has committed to contribute up to $50 million to us (the “Contribution Amount”) to ensure we have sufficient liquidity to comply with applicable Financial Covenants through the quarter ended December 31, 2016. In exchange for the Contribution Amount, we will issue Holdings a number of our common units representing limited partner interests equal to, subject to certain exceptions, (i) the applicable Contribution Amount divided by (ii) a common unit reference price (“Reference Price”) equal to the volume weighted daily average price of the common units on the New York Stock Exchange (“VWAP”) calculated for a period of 15 trading days ending two trading days prior to the contribution by Holdings. Notwithstanding the VWAP calculation, the Reference Price will be no less than $0.89 per common unit and no greater than $1.48 per common unit (the “Range”), and if the VWAP is within the Range for a period of 15 trading days, the first of which is the tenth trading day following March 28, 2016, the date of the announcement, such VWAP will be the Reference Price for all common units issued in exchange for the Contribution Amount. The $11.9 million in cash necessary to cure the non-compliance in the fourth quarter of 2015 was contributed to us under the terms of the debtor in possession (“DIP”) arrangement agreed to in the Holdings' Chapter 11 reorganization proceedings discussed in Note 1. In accordance with the requirements above and the amount funded for this equity cure, Holdings will be issued between 8.0 million and 13.4 million common units. However, the number of units to be issued to Holdings in exchange for this contribution has yet to be determined due to the required number of days to calculate the VWAP not being reached as of the date of the issuance of these financial statements.
On January 7, 2016, in response to our need for additional liquidity, we issued at par Senior Unsecured PIK Notes in the aggregate principal amount of $14.0 million (the "PIK Notes") to affiliates of EIG and Tailwater (collectively, the "PIK Lenders"), that bear interest at a rate of 7% per annum, payable in cash or, at the option of the Partnership, in-kind. The PIK Notes will mature on January 7, 2017. Subsequent to the balance sheet date, but prior to the issuance of our annual report, and in accordance with the POR, the PIK Notes and the related interest were repaid in full.
In addition, subsequent to the balance sheet date, but prior to the issuance of our annual report, the receivable due from Holdings of $43.0 million was brought current. Therefore, these financial statements have been presented as if we will continue as a going concern. See Note 8.
As of December 31, 2015, after using an equity cure of $14.9 million to stay in compliance with the consolidated total leverage ratio of our Financial Covenants, we were in compliance with the covenants set forth in the Senior Credit Facilities. Additionally, the annual financial statements of the Partnership were not filed timely as required under the Senior Credit Facilities and the issuance of the financial statements on April 14, 2016 cures such potential event of default.

3. ACQUISITIONS
TexStar Rich Gas System Transaction. On August 4, 2014, contemporaneously with the closing of the Holdings Transaction, TexStar contributed to us certain gathering and processing assets (the “TexStar Rich Gas System”), through a contribution of TexStar’s equity interest in the entities that own the TexStar Rich Gas System (the “Contribution”) to us. In exchange for the Contribution, we paid $80 million in cash, assumed $100 million of debt (which was immediately repaid through our Term Loan Agreement (as defined in Note 8)) and issued 14,633,000 Class B Convertible Units (the “Class B Convertible Units”). The TexStar Rich Gas System consists of a cryogenic processing plant, located in Bee County, Texas, and joint venture ownership in natural gas gathering and residue pipelines across the core producing areas extending from Dimmit to Karnes Counties, Texas in the liquids-rich window of the Eagle Ford Shale region. These pipelines are operated under split-capacity arrangements within joint venture arrangements with Targa Pipeline Partners, L.P. ("Targa").
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
(2) Significant assets acquired through the TexStar Rich Gas System Transaction include equity interests in three joint ventures. See Note 15.
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
Holdings Drop-Down Acquisition. On May 7, 2015, we completed the 2015 Holdings Acquisition pursuant to a Purchase, Sale and Contribution Agreement among Holdings, TexStar Midstream Utility, LP, Frio LaSalle Pipeline, LP (“Frio”), us and certain of our subsidiaries. The acquired assets consist of the Valley Wells System, Compression Assets and two NGL pipelines that were under construction at the time of the transaction (and that are now operational). Total consideration for the assets was $15.0 million in cash and 4.5 million new common units, valued as of the date of closing, issued to Holdings equating to $77.6 million. We also assumed the remaining capital expenditures for the completion of the NGL pipelines that were under construction.

The Valley Wells System is located in the Eagle Ford Shale region, in LaSalle County, Texas. The system has sour gas treating capacity of approximately 100 MMcf/d and is supported by a 60 MMcf/d minimum volume commitment from Holdings for gathering and treating services, while Holdings has producer contracts with minimum volume commitments totaling 35 MMcf/d behind the system. The system is connected to our rich gas system for transport and processing. The assets acquired in the 2015 Holdings Acquisition includes over 50,000 horsepower of compression capability that serve both the Valley Wells and Lancaster gathering systems located primarily in Dimmit, Frio and LaSalle counties. The NGL pipelines, which were completed in June 2015, include a Y-grade pipeline that connects our Woodsboro processing facility to Holdings' Robstown fractionator ("Robstown") and a propane pipeline from our Bonnie View fractionator to Robstown.
Because of the common control aspects in the 2015 Holdings Acquisition, the 2015 Holdings Acquisition was deemed a transaction between entities under common control and, as such, was accounted for on an “as if pooled” basis for all periods which common control existed (which began on August 4, 2014). The Partnership’s financial results retrospectively include the financial results of the Valley Wells System and Compression Assets for all periods ending after August 4, 2014, the date of the Holdings Transaction, and before May 7, 2015. The consolidated net assets associated with the Valley Wells System and Compression Assets as of December 31, 2014 were $77.3 million and are presented in the consolidated balance sheets of the Partnership. The acquired NGL pipelines were accounted for as an asset acquisition and will be included in the historical financial statements beginning on May 7, 2015. As a carve-out transaction, the 2015 Holdings Acquisition has no cash accounts. As such, accounts receivable and accounts payable, along with certain other assets and liabilities that would be settled in cash, were the rights and obligations of Holdings as of December 31, 2014. Given their nature and the fact that carve-out financial statements are meant to represent an entity’s operations as if it had existed as of the time common control occurred, we have presented these amounts as third-party receivables and payables.
The amount of consideration paid below Holdings' net book value of the assets received and liabilities assumed of the 2015 Holdings Acquisition was recorded as an increase to partners' capital as summarized as follows (in thousands):

Consideration paid(1)	$77,640
Total net assets contributed	107,356
Net assets contributed in excess of consideration paid	$29,716
Allocation of increase to partners' capital:
Common limited partner interest	$14,806
Class B Convertible limited partner interest	7,929
Subordinated limited partner interest	6,387
General Partner interest	594
Total increase to partners' capital	$29,716

(1) This amount was calculated as follows: $15.0 million of cash plus 4.5 million new common units at an issue price of $13.92, the closing price of the Partnership’s common units on May 7, 2015.

Supplemental Disclosures - As If Pooled Basis. As noted above, the 2015 Holdings Acquisition was between commonly controlled entities which required that we account for the acquisitions in a manner similar to a pooling of interests. As a result, the historical financial statements of the Partnership and the Valley Wells System and Compression Assets have been combined to reflect the historical operations, financial position and cash flows from the date common control began on August 4, 2014. Revenues and net income for the previously separate entities and the combined amounts for the year ended December 31, 2015 and 2014, are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Partnership revenues	$691,424	$842,728
Valley Wells System and Compression Assets revenue	7,049	5,785
Combined revenues	$698,473	$848,513

Partnership net loss	$(51,235)	$(31,322)
Valley Wells System and Compression Assets net loss	(4,258)	(6,409)
Combined net loss	$(55,493)	$(37,731)

4. TRANSACTION-RELATED COSTS
During the years ended December 31, 2015 and 2014, we recognized $2.5 million and $9.9 million, respectively, of transaction-related costs in connection with the Onyx acquisition, the Holdings Transaction, the TexStar Rich Gas System Transaction, the Texoz Acquisition and the Holdings Acquisition, which are recorded in operations and maintenance and general and administrative expenses. For the year ended December 31, 2015, these costs include $2.0 million related to the Holdings Acquisition and residual costs from the TexStar Rich Gas System Transaction. For the year ended December 31, 2014, these costs include (a) $7.2 million related to the accelerated vesting of the LTIP awards (as defined in Note 5) due to the change in control as further discussed in Note 13, (b) $1.7 million of advisory, audit and legal fees, (c) $0.6 million of charges associated with employees’ severance, (d) $0.3 million related to professional fees associated with the Onyx acquisition and the

Texoz Acquisition and (e) $0.1 million related to the accelerated vesting of the Southcross Energy LLC equity equivalent units due to the change in control as further discussed in Note 13.

5. EARNINGS PER LIMITED PARTNER UNIT AND DISTRIBUTIONS
Earnings Per Unit of the Partnership
The following is a reconciliation of net loss attributable to limited partners and the limited partner units used in the basic and diluted earnings per unit calculations for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per unit data):

	Year Ended December 31,
	2015 (1)	2014 (1)	2013
Net loss	$(55,493)	$(37,731)	$(15,970)
Series A Preferred unit fair value adjustment(2)	—	(4,596)	(37)
Series A Preferred unit in-kind distribution	—	(534)	(1,633)
General partner unit in-kind distribution	(164)	(207)	—
Net loss attributable to Holdings	(4,258)	(6,409)	—
Net loss attributable to partners	$(51,399)	$(36,659)	$(17,640)

General partner's interest(3)	$(1,084)	$(693)	$(319)
Limited partners' Class B Convertible interest(3)	(14,225)	(7,436)	—
Limited partners' interest(2)
Common	$(24,790)	$(20,175)	$(8,683)
Subordinated	(11,300)	(8,355)	(8,638)
____________________________________________________________________________
(1) We calculate historical earnings per unit with retrospective earnings or losses of a transferred business before the date of the 2015 Holdings Acquisition allocated entirely to the General Partner. The previously reported earnings per unit of the limited partners did not change as a result of the 2015 Holdings Acquisition.
(2) The valuation adjustment to maximum redemption value of the Series A Preferred Unit (defined below) in-kind distribution increased the net loss attributable to partners for the years ended December 31, 2014 and 2013 in the calculation of earnings per unit (See Note 11).
(3) General Partner's and limited partners’ interests are calculated based on the allocation of net losses for the period, net of the allocation of Series A Preferred Unit in-kind distributions, Series A Preferred Unit fair value adjustments and General Partner unit in-kind distributions. The Class B Convertible Unit interest is calculated based on the allocation of only net losses for the period.

	Year Ended December 31,
Common Units	2015	2014	2013
Interest in net loss	$(24,790)	$(20,175)	$(8,683)
Effect of dilutive units - numerator(1)	—	—	—
Dilutive interest in net loss	$(24,790)	$(20,175)	$(8,683)

Weighted-average units - basic	26,780,825	21,641,635	12,224,997
Effect of dilutive units - denominator(1)	—	—	—
Weighted-average units - dilutive	26,780,825	21,641,635	12,224,997

Basic and diluted net loss per common unit	$(0.93)	$(0.93)	$(0.71)

	Year Ended December 31,
Subordinated Units	2015	2014	2013
Interest in net loss	$(11,300)	$(8,355)	$(8,638)
Effect of dilutive units - numerator(1)	—	—	—
Dilutive interest in net loss	$(11,300)	$(8,355)	$(8,638)

Weighted-average units - basic	12,213,713	12,213,713	12,213,713
Effect of dilutive units - denominator(1)	—	—	—
Weighted-average units - dilutive	12,213,713	12,213,713	12,213,713

Basic and diluted net loss per subordinated unit	$(0.93)	$(0.68)	$(0.71)
____________________________________________________________________________
(1)Because we had a net loss for all periods for common units and the subordinated units, the effect of the dilutive units would be anti-dilutive to the per unit calculation. Therefore, the weighted average units outstanding are the same for basic and dilutive net loss per unit for those periods. The weighted average units that were not included in the computation of diluted per unit amounts were 17,168, 184,417 and 10,092 unvested awards granted under our LTIP for the years ended December 31, 2015, 2014 and 2013, respectively, and 1,213,257 Series A Preferred Units for the year ended December 31, 2013.

Our calculation of the number of weighted-average units outstanding includes the common units that have been awarded to our directors that are deferred under our Non-Employee Director Deferred Compensation Plan.

All of our Series A Convertible Preferred Units (“Series A Preferred Units”) were converted into common units on August 4, 2014 (See Note 11). Prior to conversion, our Series A Preferred Units were considered participating securities for purposes of the basic earnings per unit calculation during periods in which they received cash distributions. We were required to pay in-kind distributions to the Series A Preferred Units for the first four full quarters beginning the second quarter of 2013, and continued to pay these distributions until the Series A Preferred Units were converted into common units. Because the Series A Preferred Units received in-kind distributions, they have been excluded from the basic earnings per unit calculation for the year ended December 31, 2014.
Distributions
Our agreement of limited partnership, which was amended and restated on August 4, 2014 in order to establish the Class B Convertible Units (as amended and restated, the “Partnership Agreement”), requires that within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by our General Partner. There is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Beginning with the third quarter of 2014, until such time that we have a distributable cash flow divided by cash distributions ratio (“Distributable Cash Flow Ratio”) of at least 1.0, Holdings, the indirect holder of all of our subordinated units, waived the right to receive distributions on any subordinated units that would cause the Distributable Cash Flow Ratio to be less than 1.0. In addition, the Credit Agreement Amendment (as defined in Note 8) imposed additional restrictions on our ability to declare and pay quarterly cash distributions with respect to our subordinated units. See Note 8.
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
In January 2016 and effective for the fourth quarter of 2015, the board of directors of our General Partner voted not to pay a quarterly distribution and instead to reserve any excess cash for the operation of our business. Quarterly distributions were paid by the Partnership through the third quarter of 2015. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders. The board of directors and management will continue to evaluate the Partnership's ability to reinstate the distribution in future periods.

Although we have suspended distributions to holders of our Class B Convertible Units, such paid in-kind (“PIK”) distributions continue to accrue. Under the terms of our Partnership Agreement, we are required to pay or set aside for payment all accrued but unpaid PIK distributions with respect to the Class B Convertible Units prior to or contemporaneously with resuming any distribution with respect to our units.
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
Cash Distributions
The following table represents our distributions paid for previous periods (in thousands, except per unit data):

				Distributions
	Attributable to the	Per Unit		Limited Partners
Payment Date	Quarter Ended	Distribution		Common	Subordinated		General Partner	Total
2015
November 13, 2015	September 30, 2015	$0.40		$11,368	$—		$459	$11,827
August 14, 2015	June 30, 2015	0.40		11,325	—		457	11,782
May 14, 2015	March 31, 2015	0.40		9,520	—		418	9,938
2014
February 13, 2015	December 31, 2014	0.40	(1)	9,520	3,432	(3)	416	13,368
November 14, 2014	September 30, 2014	0.40	(1)	9,520	—		413	9,933
August 14, 2014	June 30, 2014	0.40		9,399	4,886		290	14,575
May 15, 2014	March 31, 2014	0.40		8,586	4,886		290	13,762
2013
February 14, 2014	December 31, 2013	0.40		8,581	4,885		289	13,755
November 14, 2013	September 30, 2013	0.40		4,888	4,885		214	9,987
August 14, 2013	June 30, 2013	0.40		4,890	4,886		210	9,986
May 15, 2013	March 31, 2013	0.40		4,888	4,886		199	9,973
2012
February 14, 2013	December 31, 2012	0.24	(2)	2,931	2,931		120	5,982
____________________________________________________________________________
(1) The common unit distribution in the table above includes the distribution payment to the Series A Preferred unitholders for their Series A Preferred Units converted into common units or to the units that vested as part of our LTIP (as defined below) as a result of the Holdings Transaction (See Notes 1, 11 and 13).
(2) Per unit distribution of $0.24 corresponds to the minimum quarterly distribution of $0.40 per unit, or $1.60 on an annualized basis, pro-rated for the portion of the quarter following the closing of our IPO on November 7, 2012.
(3) Holdings waived the requirement that any distribution owed to it for the fourth quarter be paid within 45 days of the end of the quarter. We paid a distribution of $0.28 on our 12,213,713 subordinated units in conjunction with the filing of our 2014 Annual Report on Form 10-K.

In accordance with our LTIP, we paid the distribution equivalent rights to holders of LTIP units that vested during year ended December 31, 2014 (See Note 13). On November 14, 2013, we paid an aggregate distribution of $0.1 million to the holders of the vested phantom units.

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

The following table represents the PIK distribution from the date of our IPO through August 4, 2014, the date on which all outstanding Series A Preferred Units were converted to common units (in thousands, except per unit and in-kind distribution units):

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

The following table represents the PIK distribution paid on the Class B Convertible Units for periods after August 4, 2014 and ended December 31, 2015 (in thousands, except per unit and in-kind distribution units):

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair values based on the short-term nature of these instruments. As of December 31, 2015 and 2014, the fair value of the debt funded through our credit facilities approximates its carrying amount primarily due to the variable nature of the interest rate of the instrument and is considered a Level 2 fair value measurement.
Derivative Financial Instruments
Interest Rate Derivative Transactions
We manage a portion of our interest rate risk through interest rate swaps and interest rate caps. In March 2012, we terminated an interest rate cap contract and entered into an interest rate swap contract with Wells Fargo Bank, N.A. The interest rate swap had a notional value of $150.0 million, and a maturity date of June 30, 2014. We received a floating rate based upon one-month London Interbank Offered Rate (“LIBOR”) and paid a fixed rate under the interest rate swap of 0.54%.

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

We enter into interest rate swap contracts whereby we receive a floating rate and pay a fixed rate to reduce the risk associated with the variability of interest rates for our term loan borrowings. Our interest rate swap position was as follows (in thousands):

				Estimated Fair Value
Notional Amount	Fixed Rate	Effective Date	Maturity Date	December 31, 2015
$50,000	1.198%	September 30, 2014	June 30, 2016	$(34)
50,000	1.196%	September 30, 2014	June 30, 2016	(34)
100,000	1.195%	June 30, 2015	January 1, 2017	(101)
				$(169)

We enter into interest rate cap contracts to effectively limit our LIBOR-based interest rate risk on the portion of debt hedged at the contracted cap rate. Our interest rate cap position was as follows (in thousands):

				Estimated Fair Value
Notional Amount	Cap Rate	Effective Date	Maturity Date	December 31, 2015
$20,000	1.500%	December 31, 2014	December 31, 2016	$2
80,000	3.000%	June 30, 2015	June 30, 2017	2
50,000	3.000%	December 31, 2015	December 31, 2017	6
				$10

These interest rate derivatives are not designated as cash flow hedges and as a result, changes in fair value are recognized in interest expense immediately.

The fair value of our interest rate derivative transactions is determined based on a discounted cash flow method using contractual terms of the transactions. The floating coupon rate is based on observable rates consistent with the frequency of the interest cash flows. We have elected to present our interest rate derivatives net on the balance sheets. There was no effect of offsetting on the balance sheets as of December 31, 2015 and 2014.

The fair values of our interest rate derivative transactions were as follows (in thousands):

	Significant Other Observable Inputs (Level 2)
	Fair Value Measurement as of
	December 31, 2015	December 31, 2014
Current interest rate derivative assets	$6	$27
Non-current interest rate derivative assets	4	27
Current interest rate derivative (liabilities)	(169)	(175)
Non-current interest rate derivative (liabilities)	—	(39)
Total interest rate derivatives	$(159)	$(160)

The effect of the interest rate swap designated as a cash flow hedge in our statements of changes in partners’ capital and members’ equity and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Change in value recognized in other comprehensive loss - effective portion	$—	$(11)	$(148)
Loss reclassified from accumulated other comprehensive loss to interest expense	—	221	415
There were no amounts of gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedge accounting due to the lack of probability of the forecasted transaction occurring.

The realized and unrealized amounts recognized in interest expense associated with derivatives that are not designated as hedging instruments were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrealized loss (gain) on interest rate derivatives	$(1)	$160	$—
Realized loss on interest rate derivatives	416	316	108
Commodity Swaps
In our normal course of business, we periodically enter into month-ahead swap contracts to hedge our exposure to certain intra-month natural gas index pricing risk. We had no month-ahead swap contracts as of December 31, 2015. The total volume of outstanding month-ahead swap contracts as of December 31, 2014 was 12,000 MMBtu per day. We define these contracts as Level 2 because the index price associated with such contracts is observable and tied to a similarly quoted first-of-the-month natural gas index price.
We have elected to present our commodity swaps net on the balance sheets, however there are no offsetting liabilities for the periods presented. We had no outstanding commodity swaps at December 31, 2015. As of December 31, 2014, we had $0.1 million of recognized assets with no recognized liabilities. We did not have any cash collateral received or paid on our commodity swaps as of December 31, 2015 and 2014.
The realized and unrealized gain/loss on these derivatives, recognized in revenues in our statements of operations, were as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Realized gain (loss) on commodity swap derivatives	$214	$347	$(659)
Unrealized gain (loss) on commodity swap derivatives	(111)	(8)	120

7. LONG-LIVED ASSETS
Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	As of December 31,
		2015	2014
Pipelines	15-30	$542,790	$488,592
Gas processing, treating and other plants	15	547,253	515,080
Compressors	7-15	72,750	62,741
Rights of way and easements	15	46,692	37,238
Furniture, fixtures and equipment	5	9,252	3,671
Capital lease vehicles	3-5	2,442	2,076
Total property, plant and equipment		1,221,179	1,109,398
Accumulated depreciation and amortization		(212,991)	(142,234)
Total		1,008,188	967,164

Construction in progress		32,214	63,858
Land and other		25,599	27,548
Property, plant and equipment, net		$1,066,001	$1,058,570
Depreciation is provided using the straight-line method based on the estimated useful life of each asset. Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $70.8 million, $46.1 million and $33.5 million, respectively.
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

In January 2015, we shut down our Gregory facility for four weeks due to a fire at the facility. We reached our insurance deductible as part of efforts to return the facility to service from the fire and recorded a receivable of $0.5 million in our consolidated balance sheets as of December 31, 2015 for amounts incurred above the deductible.
Intangible Assets
Intangible assets of $1.5 million as of December 31, 2015 and 2014, respectively, represent the unamortized value assigned to long-term supply and gathering contracts acquired in 2011. These intangible assets are amortized on a straight-line basis over the 30-year expected useful lives of the contracts through 2041. Amortization expense over the next five years related to intangible assets is not significant.

8. LONG-TERM DEBT
Our outstanding debt and related information at December 31, 2015 and 2014 is as follows (in thousands):

	As of December 31,
	2015	2014
Revolving credit facility due 2019	$181,695	$30,000
Term loans (including original issue discount of $1.8 million and $2.1 million as of December 31, 2015 and 2014, respectively) due 2021	441,464	445,629
Total long-term debt (including current portion)	623,159	475,629
Current portion of long-term debt	(4,500)	(4,500)
Debt issuance costs	(14,141)	(16,602)
Total long-term debt	$604,518	$454,527
Outstanding letters of credit	$18,305	$30,130
Remaining unused borrowings	$—	$139,870

	Year Ended December 31,
	2015	2014
Weighted average interest rate	5.16%	4.61%
Average outstanding borrowings	$564,568	$308,670
Maximum borrowings	$624,945	$491,875

	Total	2016	2017	2018	2019	2020	Thereafter
Maturity
Long-term debt	$624,945	$4,500	$4,500	$4,500	$186,195	$4,500	$420,750

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
Senior Credit Facilities

On August 4, 2014, in connection with the consummation of the Contribution and TexStar Rich Gas System Transaction, we entered into (a) the Third A&R Revolving Credit Agreement (as defined in Note 1) and (b) a Term Loan Credit Agreement with Wells Fargo Bank, N.A., as Administrative Agent, UBS Securities LLC and Barclays Bank PLC, as Co-Syndication Agents, and a syndicate of lenders (the “Term Loan Agreement” and, together with the Third A&R Revolving Credit Agreement, the “Senior Credit Facilities”). Subsequent to the balance sheet date and prior to the filing of our annual report, Wilmington Trust, National Association replaced Wells Fargo Bank, N.A. as Administrative Agent under the Term Loan Agreement, while Wells Fargo Bank, N.A. remained as the Administrative Agent under the Third A&R Revolving Credit Agreement. The initial borrowings and extensions of credit under the Term Loan Agreement were used to finance the TexStar Rich Gas System Transaction (including the immediate repayment of the $100 million of debt assumed in the transaction), the repayment of certain of our existing debt and the payment of fees and expenses in connection with the new debt arrangements and ongoing working capital and other general partnership purposes. No amounts were drawn initially on the Third A&R Revolving Credit Agreement. Substantially all of our assets are pledged as collateral under the Senior Credit Facilities, with the security interest of the facilities ranking pari passu.

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

Amendment to Third A&R Revolving Credit Agreement

During the fourth quarter of 2014 and into the first quarter of 2015, as a result of the decline in commodity prices and associated decline in upstream drilling activity, we experienced a decline in the growth in volume of natural gas we gather and process for our customers. This impacted our operating results adversely and resulted in the need to amend our Third A&R Revolving Credit Agreement.

On May 7, 2015, we entered into the First Amendment to our Third A&R Revolving Credit Agreement among the Partnership, as the borrower, Wells Fargo Bank, N.A., as the administrative agent, the lenders and other parties thereto (the “Credit Agreement Amendment”).

The Credit Agreement Amendment, among other things:

(a) (i) revised the maximum consolidated total leverage ratio set at 5.5 to 1.0 as of the last day of the fiscal quarter ending each of December 31, 2015, March 31, 2016 and June 30, 2016, (ii) 5.25 to 1.0 as of the last day of the fiscal quarter ending September 30, 2016, and (iii) 5.00 to 1.0 as of the last day of each fiscal quarter thereafter, in each case, without any step-ups in connection with acquisitions;

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

(f) amended certain other provisions of the Third A&R Revolving Credit Agreement as more specifically set forth in the Credit Agreement Amendment; and

(g) allows us an unlimited number of quarterly equity cures related to our Financial Covenant Default through the fourth quarter of 2016, and no more than two in a twelve month period thereafter for the life of the agreement. Additionally, we are unable to borrow on our Credit Facility until we have funded the required equity cure for the applicable quarter; however, we retain the ability to fund the required equity cure using a contractual non-cash credit amount of up to $13.0 million, $10.0 million of which was used to fund equity cures in order to stay in compliance with the consolidated total leverage ratio for our Financial Covenants as of June 30, 2015 and September 30, 2015. The remaining $3.0 million will be used to fund a portion of the equity cure necessary to stay in compliance with the consolidated total leverage ratio for our Financial Covenants as of December 31, 2015.

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

See Note 2 for further detail.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. In connection with our adoption of the April 2015 FASB pronouncement simplifying the presentation of debt issuance costs, we retrospectively included the unamortized balance of deferred financing costs in long-term debt on the consolidated balance sheets. Changes in deferred financing costs are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Deferred financing costs, January 1	$16,602	$5,237
Capitalization of deferred financing costs	698	15,659
Amortization of deferred financing costs(1)	(3,159)	(4,192)
Deferred financing costs, December 31	$14,141	$16,602
___________________________________________________________________________
(1) This amount includes $2.3 million written off in connection with repayment of the Previous Credit Facility and contemporaneously entering into the Senior Credit Facilities in August 2014.

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

Leases
Capital Leases

We have auto leases classified as capital leases. The termination dates of the lease agreements vary from 2015 to 2019. We recorded amortization expense related to the capital leases of $0.5 million and $0.6 million for the year ended December 31, 2015 and 2014, respectively. Capital leases entered into during the year ended December 31, 2015 and 2014 were $0.4 million and $0.7 million, respectively. The capital lease obligation amounts included on the balance sheets were as follows (in thousands):

	December 31, 2015	December 31, 2014
Other current liabilities	$362	$455
Other non-current liabilities	522	578
Total	$884	$1,033

Operating Leases
We maintain operating leases in the ordinary course of our business activities. These leases include those for office and other operating facilities and equipment. The termination dates of the lease agreements vary from 2015 to 2025. Expenses associated with operating leases, recorded in operations and maintenance expenses and general and administrative expenses in our statements of operations, were $5.3 million, $1.5 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. A rental reimbursement included in our lease agreement associated with the office space we leased in June 2015 of $2.3 million was recorded as a deferred liability on our consolidated balance sheets as of December 31, 2015. This amount will be amortized against the lease payments over the length of the lease term.
Future Minimum Lease Payments
Future minimum annual rental commitments under our capital and operating leases at December 31, 2015 were as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
2016	$373	$3,634
2017	301	3,477
2018	192	3,409
2019	43	2,912
2020	—	1,148
Thereafter	—	4,912
Total future payments	909	$19,492
Less: Imputed interest	$(52)
Future lease payments	$857
Purchase Commitments
At December 31, 2015, we had commitments of approximately $4.2 million related primarily to the purchase of pipelines and compressors for our various capital expansion projects. We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

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

	Year Ended December 31,
	2015	2014	2013
Charlesbank	$148	$340	$463
EIG	64	20	—
Tailwater	64	20	—
Total fees and expenses paid for director services to affiliated entities	$276	$380	$463

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

	Year Ended December 31,
	2015	2014	2013
Reimbursements included in general and administrative expenses	$15,790	$10,944	$9,364
Reimbursements included in operations and maintenance expenses	20,045	16,093	13,264
Total reimbursements to our General Partner and its affiliates	$35,835	$27,037	$22,628

Compensation expense for services incurred by us on behalf of Southcross Energy LLC was billed to Southcross Energy LLC for the years ended December 31, 2015 and 2014. Compensation expense not incurred on our behalf of $0.6 million and $0.9 million, respectively, was billed to Southcross Energy LLC.

In December 2014, Southcross Energy LLC, on behalf of us, paid the settlement of the $1.2 million liability in connection with the accelerated vesting of the 15,000 outstanding equity equivalent units held by management due to the change in control provision triggered by the Holdings Transaction. See Note 13.

We also provide management, administrative, operational and workforce related services to affiliated entities including Holdings, which owns 100% of our General Partner, and an affiliate that is jointly owned by EIG and Tailwater, two of our Sponsors. The expenses associated with these services, which are shared with these entities, are recorded in general and administrative expense in our statement of operations and are allocated in a manner approved by the board of directors and conflicts committee. For the years ended December 31, 2015 and 2014, we allocated $3.4 million and $1.0 million, respectively, to Holdings. For the year ended December 31, 2014, we allocated $0.1 million to an affiliate of two of our Sponsors.

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

Other Transactions with Affiliates

In conjunction with the TexStar Rich Gas System Transaction, we entered into a gas gathering and processing agreement (the “G&P Agreement”) and an NGL sales agreement (the “NGL Agreement”) with an affiliate of Holdings. Under the terms of these commercial agreements, we transport, process and sell rich natural gas for the affiliate of Holdings in return for agreed-upon fixed fees, and we can sell natural gas liquids that we own to Holdings at agreed-upon fixed prices. The NGL Agreement also permits us to utilize Holdings’ fractionation services at market-based rates.

In conjunction with the 2015 Holdings Acquisition, we entered into a series of commercial agreements with affiliates of Holdings including a gas gathering and treating agreement, a compression services agreement, a repair and maintenance agreement and an NGL transportation agreement. Under the terms of these commercial agreements, we gather, treat, transport, compress and redeliver natural gas for the affiliates of Holdings in return for agreed-upon fixed fees. In addition, under the NGL transportation agreement, we transport a minimum volume of NGLs per day at a fixed rate per gallon. The operational expense associated with such agreements has been capped at $1.7 million per quarter. During the year ended December 31, 2015, we exceeded this cap by $2.7 million which was recorded as a receivable from Holdings on our consolidated balance sheets.

During the years ended December 31, 2015 and 2014, the Partnership recorded revenues from affiliates of $94.7 million and $13.3 million in accordance with the G&P Agreement, the NGL Agreement and the commercial agreements entered into in connection with the 2015 Holdings Acquisition.

We had accounts receivable due from affiliates of $49.7 million and $11.3 million as of December 31, 2015 and 2014, respectively, and accounts payable due to affiliates of $7.9 million and $12.9 million as of December 31, 2015 and 2014, respectively. The affiliate receivable and payable balances are related primarily to transactions associated with Holdings, noted above, and our joint venture investments (defined in Note 15). Subsequent to the balance sheet date, but prior to the issuance of our annual report, the receivable due from Holdings of $43.0 million was brought current, as discussed in Notes 1 and 2.

During the year ended December 31, 2015, Holdings purchased $2.3 million of office leasehold improvements from SXE.

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

12. PARTNERS' CAPITAL
Ownership
Our units outstanding as of December 31, 2015 are as follows (in units):

		Partners’ Capital

			Owned By Parent

	Series A	Public	Holdings	Class B		General
	Preferred	Common	Common	Convertible	Subordinated	Partner
Units outstanding as of December 31, 2013	1,769,915	10,390,272	—	—	12,213,713	534,638
Issuance of common units	—	9,200,000	—	—	—	187,755
Holdings Transaction	—	—	1,863,713	—	—	—
Series A Convertible preferred conversion to common units	(1,832,399)	1,762,951	252,687	—	—	—
Issuance of Class B Convertible Units	—	—	—	14,633,000	—	—
Vesting of LTIP units, net	—	331,320	—	—	—
In-kind distributions and general partner issuances to maintain 2.0% ownership	62,484	—	—	256,078	—	316,459
Units outstanding as of December 31, 2014	—	21,684,543	2,116,400	14,889,078	12,213,713	1,038,852
Common unit issuance related to the Holdings Acquisition	—	—	4,500,000	—	—	—
Board of Director grants	—	17,185	—	—	—	—
Vesting of LTIP units, net	—	102,491	—	—	—	—
In-kind distributions and general partner issuances to maintain 2.0% ownership	—	—	—	1,069,912	—	116,113
Units outstanding as of December 31, 2015	—	21,804,219	6,616,400	15,958,990	12,213,713	1,154,965
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

Our Partnership Agreement does not allow additional Class B Convertible Units (other than Class B PIK Units) to be issued without the prior approval of our General Partner and the holders of a majority of the outstanding Class B Convertible Units. As of December 31, 2015, all of our outstanding Class B Convertible Units were indirectly owned by Holdings.

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

With the suspension of distributions to holders of our Class B Convertible Units, such PIK distributions continue to accrue. Distributions on the Class B Convertible Units are cumulative and will be payable in arrears when and if quarterly distributions are approved to be resumed by the board of directors of our General Partner.

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
Subordinated units
Subordinated units represent limited partner interests in us and convert to common units at the end of the Subordination Period (as defined in our Partnership Agreement). The principal difference between our common units and our subordinated units is that in any quarter during the Subordination Period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units do not accrue arrearages. Beginning with the third quarter of 2014, until such time we have a Distributable Cash Flow Ratio of at least 1.0, Holdings, the indirect holder of the subordinated units, has waived the right to receive distributions on any subordinated units that would cause the Distributable Cash Flow Ratio to be less than 1.0. In addition, the Credit Agreement Amendment imposed additional restrictions on our ability to declare and pay quarterly cash distributions with respect to our subordinated units.

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
General Partner Interests
As defined by the Partnership Agreement, general partner units are not considered to be units (common or subordinated), but are representative of our general partner's 2.0% ownership interest in us. Our General Partner has received general partner unit PIK distributions in connection with the Private Placement (see Note 11) and the Class B Convertible Units. In connection with other equity issuances, including issuances related to the TexStar Rich Gas System Transaction and the Holdings Transaction, our General Partner has made capital contributions in exchange for additional general partner units to maintain its 2.0% ownership interest in us.
Equity Distribution Agreement
On November 12, 2014, we established a $75 million “at-the-market” equity offering program pursuant to an equity distribution agreement (the “Distribution Agreement”) with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC (each, a “Manager” and, collectively, the “Managers”). Under the Distribution Agreement, we may offer and sell up to $75 million in aggregate gross sales proceeds of our common units (the “Offered Units”) from time to time through the Managers, each as our sales agent. Sales of the Offered Units, if any, made under the Distribution Agreement will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices prevailing at the time of sale in block transactions, or as otherwise agreed upon by us and any Manager. The Offered Units have been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Registration No. 333-192105 declared effective December 10, 2013, including the prospectus contained therein, as supplemented by the prospectus supplement filed with the SEC on November 12, 2014. We intend to use the net proceeds from the sale of the Offered Units, if any, for general partnership purposes, including the repayment of debt, acquisitions and funding capital expenditures. As of December 31, 2015, we have not sold any of the Offered Units pursuant to the Distribution Agreement.
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
13. INCENTIVE COMPENSATION
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
On November 9, 2015, the holders of a majority of our limited partnership units approved an amendment to the LTIP which increased the number of common units that may be granted as awards by 4,500,000 units. The term of the LTIP was also extended to a period of 10 years following the amendment's adoption.
The following table summarizes information regarding awards of units granted under the LTIP:

	Units	Weighted-Average Fair Value at Grant Date
Unvested - December 31, 2013	182,673	$22.55
Granted units	787,321	19.82
Forfeited units	(1,050)	23.01
Units recaptured for tax withholdings	(159,500)	17.06
Vested units	(338,694)	17.45
Unvested - December 31, 2014	470,750	$20.45
Granted units	594,333	11.82
Forfeited units	(204,530)	18.79
Units recaptured for tax withholdings	(47,592)	8.41
Vested units	(125,041)	10.36
Unvested - December 31, 2015	687,920	$15.56
For the years ended December 31, 2015 and 2014, we granted awards under the LTIP, with a grant date fair value of $7.0 million and $15.6 million, respectively, which we have classified as equity awards. As of December 31, 2015 and 2014, we had total unamortized compensation expense of $7.6 million and $9.1 million, respectively, related to unvested awards. Compensation expense associated with awards granted in the year ended December 31, 2015 of 84,423 units is expected to be recognized over a one-year vesting period, while compensation expense for the remaining awards is expected to be recognized over the three-year vesting period from each equity award's grant date. The Holdings Transaction on August 4, 2014 resulted in a change of control of our General Partner and accelerated the vesting of all the LTIP awards and distribution equivalent rights outstanding on that date. As of December 31, 2015 and 2014, we had 5,058,073 and 900,284 units, respectively, available for issuance under the LTIP.
A grant of 84,423 units was made to the officers of our General Partner on March 10, 2015 that has a one-year vesting period rather than a three-year vesting period. These executive awards were not compensation earned for performance in 2014.
Unit Based Compensation Expense

The following table summarizes information regarding recognized compensation expense, which is included in general and administrative and operations and maintenance expense on our statements of operations (in thousands):

	Year Ended December 31,
	2015	2014		2013
Unit-based compensation	$4,573	$10,074	(1)	$2,186
____________________________________________________________________________
(1) This amount includes $7.2 million related to the accelerated vesting of the LTIP awards and $0.1 million related to the vesting of the Southcross Energy LLC equity equivalent units as a result of the change in control that took place on August 4, 2014.
Southcross Energy LLC Phantom Units
Southcross Energy LLC provided certain key non-officer employees with equity incentive units ("Phantom Units") in Southcross Energy LLC. The Phantom Units vest upon the occurrence of a change in control where more than 50% of the voting power of Southcross Energy LLC changes hands, or upon the occurrence of a liquidity event where, through the sale of some portion of its ownership, the majority owner of Southcross Energy LLC achieves or exceeds a targeted rate of return on its original investment. The changes in structure and ownership as a result of our IPO did not create a change of control event under the vesting terms of the Phantom Units. The number of Phantom Units earned and eligible for vesting increases over a period of years or through the achievement of certain rates of return by the majority owner of the Southcross Energy LLC or a combination thereof. As of December 31, 2015, 2014 and 2013, no fair value was attributable to the Phantom Units. No compensation expense associated with these units was recorded during the year ended December 31, 2015, 2014 and 2013. As of December 31, 2013, the number of authorized and issued Phantom Units was 10,832.
Southcross Energy LLC Equity Equivalent Units
On April 1, 2012, Southcross Energy LLC granted 15,000 equity equivalent units ("EEUs") to a member of management. Each individual EEU is equivalent in economic value to one Class A Common Unit of Southcross Energy LLC on a fully diluted basis. The EEUs had time and performance vesting over a three-year term. In conjunction with the closing of the Holdings Transaction, the 15,000 outstanding EEUs subject to change of control provisions vested on August 4, 2014. The Partnership recognized $0.1 million in general and administrative expenses in the statements of operations for the year ended December 31, 2014 in connection with the accelerated vesting of the EEUs. Compensation expense for the EEUs recognized in general and administrative expenses on the statements of operations was $0.6 million for the year ended December 31, 2013.
Employee Savings Plan
We have employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code, as amended, whereby employees of our General Partner may contribute a portion of their base compensation to the employee savings plan, subject to limits. We provide a matching contribution each payroll period equal to 100% of the employee's contribution up to the lesser of 6% of the employee's eligible compensation or $18,000 annually for the period. The following table summarizes information regarding contributions and the expense recognized for the matching contributions, which is included in general and administrative expense on our statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Matching contributions expensed for employee savings plan	$709	$927	$628

14. REVENUES
We had revenues consisting of the following categories (in thousands):

	Year Ended December 31,
	2015	2014	2013
Sales of natural gas	$399,828	$530,947	$405,206
Sales of NGLs and condensate	154,478	226,218	169,523
Transportation, gathering and processing fees	138,717	90,807	59,392
Other	5,450	541	601
Total revenues	$698,473	$848,513	$634,722

15. INVESTMENTS IN JOINT VENTURES

Assets acquired through the TexStar Rich Gas System Transaction include equity interests in three joint ventures. During 2012, a subsidiary of TexStar and a company subsequently acquired by Atlas Pipeline Partners, L.P. ("Atlas") formed T2 Eagle Ford Gathering Company LLC (“T2 Eagle Ford”), T2 LaSalle Gathering Company LLC (“T2 LaSalle”) and T2 EF Cogeneration Holdings LLC (“T2 Cogen”) to construct and operate pipelines and a cogeneration facility located in South Texas. During 2015, Atlas was acquired by Targa, which is now our joint venture partner. We indirectly own a 50% interest in T2 Eagle Ford, a 50% interest in T2 Cogen and a 25% interest in T2 LaSalle. We pay our proportionate share of the joint ventures' operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures' losses is related primarily to the joint ventures' depreciation and amortization. The joint ventures’ summarized statements of operations data for the year ended December 31, 2015 and for the period from August 4, 2014 through December 31, 2014 is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Revenue
T2 Eagle Ford	$6,850	$3,537
T2 Cogen	2,437	2,517
T2 LaSalle	1,297	1,163

Net loss
T2 Eagle Ford	$(18,202)	$(6,277)
T2 Cogen	(5,837)	(4,281)
T2 LaSalle	(5,860)	(1,876)

The Partnership’s equity in losses of joint venture investments is comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014
T2 Eagle Ford	$(9,068)	$(3,656)
T2 Cogen	(2,919)	(2,141)
T2 LaSalle	(1,465)	(699)
Equity in losses of joint venture investments	$(13,452)	$(6,496)
The Partnership’s investments in joint ventures is comprised of the following (in thousands):

	December 31, 2015	December 31, 2014
T2 Eagle Ford	$105,755	$108,185
T2 Cogen	16,747	19,615
T2 LaSalle	18,024	19,298
Investments in joint ventures	$140,526	$147,098

The joint ventures’ summarized balance sheet data is as follows (in thousands):

	December 31, 2015	December 31, 2014
T2 Cogen
Current assets	$1,986	$8,923
Property, plant and equipment, net	32,333	38,851
Total assets	34,319	47,774
Total liabilities	824	8,547
Total equity	33,495	39,227
Total liabilities and equity	$34,319	$47,774

T2 Eagle Ford
Current assets	$4,525	$4,173
Property, plant and equipment, net	217,370	216,863
Total assets	221,895	221,036
Total liabilities	9,697	3,915
Total equity	212,198	217,121
Total liabilities and equity	$221,895	$221,036

T2 LaSalle
Current assets	$1,228	$904
Property, plant and equipment, net	71,491	77,189
Total assets	72,719	78,093
Total liabilities	622	904
Total equity	72,097	77,189
Total liabilities and equity	$72,719	$78,093
16. CONCENTRATION OF CREDIT RISK
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
Our top ten customers for the years ended December 31, 2015, 2014 and 2013 represent the following percentages of consolidated revenue:

	Year Ended December 31,
	2015	2014	2013
Top ten customers	54.2%	63.4%	59.7%

The percentage of total consolidated revenue for each customer that exceeded 10% of total revenues for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
Trafigura AG	(a)	13.6%	11.7%
____________________________________________________________________________
(a) Information is not provided for periods for which the customer or producer was less than 10% of our consolidated revenue.

During the years ended December 31, 2015, 2014 and 2013, we did not experience significant nonpayment for services. We recorded an allowance for uncollectible accounts receivable of $0.1 million at December 31, 2015. We recorded no allowance for uncollectible accounts receivable at December 31, 2014 or 2013.
However, beginning in the second half of 2014 and continuing through the issuance of these financial statements, natural gas, crude oil and NGL prices have experienced increased volatility. Due to this continued volatility, some of our customers may experience material financial and liquidity issues. No significant nonpayment from customers has occurred as of December 31, 2015, however, we are aware of certain customers that have begun to undergo financial restructurings in 2016. We continue to monitor the proceedings of these customers' situations and will record an allowance for uncollectible accounts receivable at which time it may become necessary.
17. SUBSEQUENT EVENTS
Holdings Chapter 11 Reorganization

On March 28, 2016, Holdings and certain of its subsidiaries (other than us, our General Partner and our subsidiaries) filed a pre-packaged plan of reorganization (the “POR”) under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of Texas to restructure its debt obligations and strengthen its balance sheet. Our operations, customers, suppliers, partners and other constituents were excluded from such proceeding. On April 11, 2016, the bankruptcy court confirmed Holdings’ POR, and on April 13, 2016, Holdings and its subsidiaries emerged from its bankruptcy and consummated the following principal transactions:

•	issued 33.34% of the limited partner interests of Holdings to the lenders under Holdings’ credit facility in exchange for the elimination of certain funded debt obligations;

•	issued 33.33% of the limited partner interests of Holdings to EIG in exchange for approximately $85 million in cash;

•	issued 33.33% of the limited partner interests of Holdings to Tailwater in exchange for approximately $85 million in cash;

•
committed to provide us $50 million (as part of the Equity Cure Agreement), from the $170 million in new equity contributed to Holdings from the Sponsors, to ensure we have sufficient liquidity to comply with the applicable financial covenants set forth in our credit agreement; and

•	paid all of the receivable due to us.

In addition, pursuant to the terms of the POR, the Lenders have the right to appoint two members (one of which must be independent) to the board of directors of our general partner due to their equity interest in Holdings. The directors appointed by the Lenders will replace the directors previously appointed by Charlesbank Capital Partners, LLC. The court authorized Holdings to continue to pay all of its trade creditors, suppliers and contractors, including us, in the ordinary course of business and any amounts owed by Holdings to these parties will not be impacted by the bankruptcy proceeding. We believe Holdings’ reorganization and POR will enhance our liquidity position, strengthen our balance sheet and position it to continue to support our business and growth.

18. SUPPLEMENTAL INFORMATION
Supplemental Cash Flow Information (in thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental Disclosures:
Cash paid for interest	$32,293	$16,206	$13,043
Cash received for tax refunds	58	205	95
Supplemental schedule of non-cash investing and financing activities:
Accounts payable related to capital expenditures	5,773	29,645	4,946
Change in value recognized in other comprehensive income	—	11	148
Capital lease obligation	378	708	1,396
Accrued distribution equivalent rights on the LTIP units	689	167	279
Series A Convertible preferred unit in-kind distributions and fair value adjustments	—	5,129	—
Class B Convertible unit issuance, net	—	324,413	—
Class B Convertible unit in-kind distributions	8,059	9,610	—
Consideration paid in excess of purchase price for the TexStar Rich Gas System	—	98,625	—
Settlement of EEU liability by Southcross Energy LLC	—	1,151	—
Consolidation of Valley Wells' net assets	—	33,165	—
Non-cash capitalized interest for 2015 Holdings Acquisition	—	323	—
Operating expenses for Valley Wells' assets due from Holdings	1,647	—	—
Net assets contributed in Holdings drop-down acquisition in excess of consideration paid	29,716	—	—
Purchase of assets in Holdings drop-down acquisition	62,640	—	—
Net liabilities assumed by Holdings in Holdings drop-down acquisition	1,436	—	—
Receivable from Holdings for purchase of office leasehold improvements	2,320	—	—
Capitalization of Interest Cost
We capitalize interest on projects during their construction period. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is depreciated over the estimated useful life of the asset constructed.
We incurred the following interest costs (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total interest costs	$34,517	$18,649	$14,047
Capitalized interest included in property, plant and equipment, net	(1,779)	(3,087)	(1,457)
Interest expense	$32,738	$15,562	$12,590

SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following presents a summary of selected quarterly financial information (in thousands, except per unit data):

	Quarters ended
2015	March 31 (1)	June 30 (1)	September 30 (1)	December 31
Revenues	$185,939	$167,220	$179,569	$165,745
Gross operating margin	44,824	42,625	46,168	47,699
(Loss) income from operations	(2,786)	(3,938)	2,406	(5,218)
Net loss	(13,905)	(15,450)	(9,658)	(16,480)
Basic and diluted net loss per common unit	(0.21)	(0.26)	(0.17)	(0.29)
Basic and diluted net loss per subordinated unit	(0.21)	(0.26)	(0.17)	(0.29)

	Quarters ended
2014	March 31	June 30	September 30 (1)		December 31 (1)
Revenues	$213,591	$195,063	$212,676		$227,182
Gross operating margin	27,188	26,237	32,115		41,841
(Loss) income from operations	1,692	(1,134)	(15,658)		1,872
Net loss	(1,289)	(2,961)	(26,032)	(2)	(7,448)
Basic and diluted net (loss) income per common unit	(0.06)	(0.34)	(0.49)		(0.05)
Basic and diluted net (loss) income per subordinated unit	(0.06)	(0.11)	(0.49)		(0.05)
____________________________________________________________________________
(1) The 2015 Holdings Acquisition was deemed a transaction between entities under common control and, as such, was accounted for on an “as if pooled” basis for all periods which common control existed (which began on August 4, 2014). The Partnership’s financial results retrospectively include the financial results of the Valley Wells System and the Compression Assets for all periods ending after August 4, 2014, the date of the Holdings Transaction.
(2) See Note 4.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the direction of our general partner’s Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our General Partner's management is responsible for establishing and maintaining adequate internal control over our financial reporting. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2015, based on the framework and criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our General Partner’s management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
This annual report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control
No change in internal control over financial reporting occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
On April 13, 2016, in connection with Holdings' emergence from bankruptcy and in accordance with the terms of Holdings' POR, Jon M. Biotti resigned from the board of directors of Southcross Energy Partners GP, LLC, the general partner of Southcross Energy Partners, L.P. (the “Partnership”). Mr. Biotti's resignation was not the result of any disagreements with the Partnership regarding any matter related to its operations, policies, practices or otherwise.
On April 12, 2016, the board of directors of our General Partner awarded our Named Executive Officers cash awards under the 2016 Cash-Based Long-Term Incentive Plan (the “2016 Cash LTIP”). The board of directors of our General Partner approved the 2016 Cash LTIP on March 11, 2016.
The 2016 Cash LTIP provides for the grant, from time to time, of cash awards to certain of our employees. The 2016 Cash LTIP is administered by the board of directors of our General Partner, although such administration function may be delegated to a committee (including the Compensation Committee) comprised solely of two or more nonemployee directors. The 2016 Cash LTIP is designed to promote our interests by strengthening our ability to retain and motivate our employees.
Awards under the 2016 Cash LTIP (each, a “2016 Cash LTIP Award”) are subject to the vesting of the cash award upon specified future dates. A third of each 2016 Cash LTIP Award will vest on each of April 1, 2017, April 1, 2018, and April 1, 2019, subject to continued employment through the applicable vesting date. Generally, upon the grantee’s cessation of employment, any cash awarded pursuant to a 2016 Cash LTIP Award that has not vested will be forfeited. However, if the employee is terminated without cause (as defined in the LTIP), then such employee is entitled to receive the portion of the 2016 Cash LTIP Award that would have been payable on the next vesting date, but shall forfeit any further unvested 2016 Cash LTIP Award. A 2016 Cash LTIP Award shall vest in full, subject to continued employment through the certain event, upon a termination due to death or disability (as defined in the LTIP) or a change of control (as defined in the 2016 Cash LTIP).
Under the 2016 Cash LTIP, Mr. Bonn was awarded $900,000, Mr. Moxley was awarded $480,000, and Mr. Allan was awarded $390,000.
The foregoing description of the 2016 Cash LTIP and 2016 Cash LTIP Awards is not complete and is qualified in its entirety by reference to the full text of the 2016 Cash LTIP and the form of 2016 Cash LTIP Award, which are attached as Exhibit 10.18 to this Form 10-K and incorporated herein by reference.

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
Conflicts Committee
Jerry W. Pinkerton, Nicholas J. Caruso and Bruce A. Williamson serve as the members of our Conflicts Committee. Mr. Pinkerton serves as the chairman of the Conflicts Committee. Our Partnership Agreement provides that the Conflicts Committee, as delegated by the board of directors of our General Partner as circumstances warrant, will review conflicts of interest between us and our General Partner or between us and affiliates of our General Partner. If a matter is submitted to the Conflicts Committee for its review and approval, the Conflicts Committee will determine if the resolution of a conflict of interest that has been presented to it by the board of directors of our General Partner is fair and reasonable to us. The current members of the Conflicts Committee and any future members may not be officers or employees of our General Partner, directors, officers or employees of our General Partner's affiliates or a holder of any ownership interest in our General Partner, its affiliates or the Partnership, except for common units and certain awards given to directors in their capacity as a director. In addition, they must comply with the independence standards established by the NYSE and the Exchange Act for service on an audit committee of a board of directors. Any matters approved by the Conflicts Committee will be conclusively deemed to have been approved in good faith, to be fair and reasonable to us, approved by all of our partners and not a breach by our General Partner of any duties it may owe us or our unitholders.
Audit Committee
Jerry W. Pinkerton, Nicholas J. Caruso, Ronald G. Steinhart and Bruce A. Williamson serve as the members of the Audit Committee. Mr. Pinkerton serves as the chairman of the Audit Committee. The Audit Committee oversees, reviews, acts on and reports on various auditing and accounting matters to the board of directors of our General Partner, including: (i) the selection of our independent accountants, (ii) the scope of our annual audits, (iii) fees to be paid to the independent accountants, (iv) the performance of our independent accountants, (v) the review of our internal controls process and (vi) our accounting practices. In addition, the Audit Committee oversees our compliance programs relating to legal and regulatory requirements. Messrs. Pinkerton, Caruso, Steinhart and Williamson comply with the independence and experience standards established by the NYSE and the Exchange Act for service on an audit committee of a board of directors. Our General Partner is generally required to have at least three independent directors serving on its board of directors at all times. Messrs. Pinkerton, Caruso and Steinhart are each audit committee financial experts.
Compensation Committee
Ronald G. Steinhart, Bruce A. Williamson and Jason H. Downie serve as the members of the Compensation Committee. Mr. Downie serves as the chairman of the Compensation Committee. The Compensation Committee establishes salaries, incentive compensation and other forms of compensation for officers, non-employee directors and other employees, as well as administers our incentive compensation and benefit plans.

Directors and Executive Officers
Directors are appointed for a term of one year and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the board of directors. The following table shows information for the directors and executive officers of our General Partner.

Name	Age	Position with Southcross Energy Partners GP, LLC
John E. Bonn	59	President and Chief Executive Officer
Joel D. Moxley	58	Senior Vice President and Chief Commercial Officer
Bret M. Allan	47	Senior Vice President and Chief Financial Officer
Kelly J. Jameson	51	Senior Vice President, General Counsel and Corporate Secretary
G. Tracy Owens	53	Vice President and Chief Accounting Officer
David W. Biegler	69	Chairman of the Board and Director

Jason H. Downie	45	Director
Wallace Henderson	54	Director
Jerry W. Pinkerton	75	Director
Ronald G. Steinhart	75	Director
Bruce A. Williamson	56	Director
Nicholas J. Caruso	70	Director
John E. Bonn
John E. Bonn was elected President and Chief Executive Officer of our General Partner in December 2014. Mr. Bonn also served as President and Chief Operating Officer from March 2014 to December 2014. Since December 2014, Mr. Bonn has also served as the President and Chief Executive Officer of Southcross Holdings GP LLC, the general partner of Holdings ("Holdings GP"). On March 28, 2016, Holdings GP, Holdings and certain of Holdings' subsidiaries filed for bankruptcy. On April 11, 2016, the bankruptcy court confirmed Holdings' plan of reorganization, and on April 13, 2016, Holdings GP, Holdings and Holdings' subsidiaries emerged from bankruptcy.

Before joining our General Partner and Holdings GP in March 2014, Mr. Bonn, was president of NiSource Midstream Services LLC, a midstream services company and subsidiary of NiSource Inc., from April 2011 to June 2013, as well as President of Pennant Midstream, LLC, a midstream services company. While at NiSource, he was responsible for building its midstream business in the Appalachian Basin and successfully sourcing and overseeing midstream opportunities in the Marcellus and Utica shale plays, including natural gas gathering, processing and liquids handling. From January 2010 to March 2011, Mr. Bonn was the Owner and President of Ranger Interests, Inc. From 2006 to 2009, Mr. Bonn was Vice President of Enterprise Product Partners L.P., a midstream services company. Mr. Bonn has over 32 years of experience in the midstream energy sector and has held various management and senior leadership positions with various energy companies, including GulfTerra Energy Partners LP, El Paso Field Services and Delhi Gas Pipeline.

Mr. Bonn earned a bachelor’s degree in Agricultural Engineering from Texas A&M University and served as an officer in the United States Army before entering the energy industry. Mr. Bonn currently serves on the board of directors of the Texas Pipeline Association and the Texas Aggie Corps of Cadets Association. Mr. Bonn is a past president of the North Texas Electric Power and Natural Gas Society and served on the Executive Committee of the Marcellus Shale Coalition. Mr. Bonn is also a past board member of the New Mexico Oil & Gas Association and the National Energy Service Association.
Joel D. Moxley
Joel D. Moxley was appointed Senior Vice President and Chief Commercial Officer of our General Partner in June 2015. Since June 2015, Mr. Moxley has also served as the Senior Vice President and Chief Commercial Officer of Holdings GP. On March 28, 2016, Holdings GP, Holdings and certain of Holdings' subsidiaries filed for bankruptcy. On April 11, 2016, the bankruptcy court confirmed Holdings' plan of reorganization, and on April 13, 2016, Holdings GP, Holdings and Holdings' subsidiaries emerged from bankruptcy.
Before joining the General Partner and Holdings GP, Mr. Moxley served as Senior Vice President of Operations Services for Crestwood Equity Partners LP and Crestwood Midstream Partners LP (collectively, “Crestwood”), both midstream master limited partnerships. The two entities were formed in May 2013 and October 2013, respectively, through a merger between

Inergy, L.P. and Crestwood Holdings GP, which became collectively Crestwood Equity Partners LP, and a merger between Crestwood Midstream Partners LP and Inergy Midstream, L.P., which became collectively Crestwood Midstream Partners LP. Mr. Moxley’s responsibilities included oversight of a variety of functions including human resources, information technology, operational engineering, supply chain, risk management and safety and regulatory that supported Crestwood. From October 2010 to May 2013, Mr. Moxley was the Chief Operating Officer for Crestwood Holdings GP and Crestwood Midstream Partners LP, where Mr. Moxley was responsible for operations, commercial, engineering, environmental, safety, regulatory and supply chain activities. From April 2008 to October 2010, Mr. Moxley was a part of a team that evaluated midstream acquisition opportunities on behalf of a private equity sponsor that ultimately acquired Quicksilver Gas Services LP, a midstream master limited partnership, which was subsequently renamed Crestwood Midstream Partners LP. Prior to joining companies now affiliated with Crestwood, Mr. Moxley was Senior Vice President of Crosstex Energy, L.P. (“Crosstex”) with responsibility for the commercial activities of Crosstex’s South Louisiana gas processing and NGL fractionation assets as well as the marketing of NGLs for Crosstex companywide. Mr. Moxley’s experience also includes midstream leadership roles at Enterprise Products Partners L.P., El Paso Corporation, PG&E Corporation, Valero Energy Corporation and Occidental Petroleum.
Mr. Moxley received a bachelor’s degree in Chemical Engineering from Rice University. He is also the immediate past Chairman of the Gas Processors Association and has served as a board member of the Texas Pipeline Association and the Petrochemical Feedstock Association of the Americas.
Bret M. Allan
Bret M. Allan was appointed Senior Vice President and Chief Financial Officer of our General Partner in June 2015. Since June 2015, Mr. Allan has also served as the Senior Vice President and Chief Financial Officer of Holdings GP. On March 28, 2016, Holdings GP, Holdings and certain of Holdings' subsidiaries filed for bankruptcy. On April 11, 2016, the bankruptcy court confirmed Holdings' plan of reorganization, and on April 13, 2016, Holdings GP, Holdings and Holdings' subsidiaries emerged from bankruptcy.

Prior to joining our General Partner and Holdings GP, Mr. Allan was Vice President, Finance and Treasurer for Energy Transfer Partners, L.P. From 2010 through 2015, Mr. Allan led the treasury, cash management, credit and corporate planning functions for Regency Energy Partners LP, a midstream master limited partnership within the Energy Transfer group. While at Regency, Mr. Allan helped lead numerous capital raising transactions and supported numerous acquisitions and recapitalizations.

Before joining Regency, Mr. Allan held various managerial positions at Energy Future Holdings and its predecessor company, TXU Corp., including positions in strategic planning, financial analysis and risk. Mr. Allan received a bachelor’s degree in economics from the University of California at Berkeley and holds a master’s degree in business administration with a concentration in finance from the University of Chicago Graduate School of Business.
Kelly J. Jameson
Kelly J. Jameson was appointed Senior Vice President, General Counsel and Corporate Secretary of our General Partner in September 2015. Since September 2015, Mr. Jameson has also served as the Senior Vice President, General Counsel and Corporate Secretary of Holdings GP. On March 28, 2016, Holdings GP, Holdings and certain of Holdings' subsidiaries filed for bankruptcy. On April 11, 2016, the bankruptcy court confirmed Holdings' plan of reorganization, and on April 13, 2016, Holdings GP, Holdings and Holdings' subsidiaries emerged from bankruptcy.
Prior to joining our General Partner and Holdings GP, Mr. Jameson was Associate General Counsel at USA Compression Partners, LP having previously served as Senior Vice President, General Counsel and Corporate Secretary of Crestwood Midstream Partners from 2010 to 2013. Mr. Jameson was employed by TransCanada Corporation from 2007 to 2010, where he was Senior Counsel and Corporate Secretary for the U.S. subsidiaries of TransCanada Corporation. From 1996 to 2007, Mr. Jameson served as Senior Counsel and Assistant Corporate Secretary for El Paso Corporation, and from 1993 to 1996, he served as Vice President and General Counsel for Cornerstone Natural Gas Company, Inc. Mr. Jameson received a bachelor’s degree in business administration from Southern Methodist University and a juris doctor degree from Oklahoma City University. Mr. Jameson is a member of the Texas Bar Association.
G. Tracy Owens
G. Tracy Owens was appointed Vice President and Chief Accounting Officer of our General Partner in August 2015. Since August 2015, Mr. Owens has also served as the Vice President and Chief Accounting Officer of Holdings GP. On March 28, 2016, Holdings GP, Holdings and certain of Holdings' subsidiaries filed for bankruptcy. On April 11, 2016, the bankruptcy court confirmed Holdings' plan of reorganization, and on April 13, 2016, Holdings GP, Holdings and Holdings' subsidiaries emerged from bankruptcy.
Prior to joining our General Partner and Holdings GP, Mr. Owens served as Controller for Alon USA Energy, Inc. (“Alon”), a company specializing in the refining and marketing of petroleum products, from 2006 to 2015. In his role at Alon, Mr. Owens oversaw the accounting department consisting of approximately 40 personnel, the filing of quarterly and yearly financial reports, internal controls over financial reporting, and coordinating with external and internal auditors. Prior to joining Alon, Mr. Owens served as Controller for Hunt Refining Company from 1996 to 2006 and as Senior Manager at KPMG LLP from 1986 to 1996. Mr. Owens received a bachelor’s degree in business administration from Baylor University.
Mr. Owens is a Certified Public Accountant licensed by the State of Texas and is a member of both the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.
David W. Biegler
David W. Biegler has served as Chairman of the board of directors of our General Partner since August 2011. Mr. Biegler served as Chairman of the board of directors and Chief Executive Officer of our General Partner from August 2011 to December 2014 and as President of our General Partner from October 2012 to March 2014. Since July 2009, Mr. Biegler served as chairman of the board of directors and chief executive officer of Southcross Energy LLC. Since August 2014, Mr. Biegler has also served as the Chairman of the board of directors of Holdings GP and Chief Executive Officer of Holdings GP through December 2014. On March 28, 2016, Holdings GP, Holdings and certain of Holdings' subsidiaries filed for bankruptcy. On April 11, 2016, the bankruptcy court confirmed Holdings' plan of reorganization, and on April 13, 2016, Holdings GP, Holdings and Holdings' subsidiaries emerged from bankruptcy.
Mr. Biegler has more than 49 years of experience in the energy industry, having held various management positions in upstream, midstream, downstream, electric generation and oilfield services companies. From 2004 until 2012, Mr. Biegler served as chairman and chief executive officer of Estrella Energy LP, an entity formed for the purpose of acquiring midstream companies, which was a founding investor in our predecessor.
From 2002 to 2004, Mr. Biegler was Chairman of the board of Regency Gas Services, a midstream company that he co-founded and that was ultimately sold to a private equity firm. He retired as Vice Chairman of the board of TXU Corp. (now Energy Future Holdings Corp.) in 2001, a position he assumed earlier that year. From 1997 to 2001, Mr. Biegler served as President and Chief Operating Officer of TXU Corp., the result of a merger between Texas Utilities and ENSERCH Corp. From 1966 to 1997, he held various management positions at ENSERCH Corp. and its upstream, midstream, downstream and oilfield field services subsidiaries, including as ENSERCH’s Chairman, President and Chief Executive Officer from 1994 to 1997. Mr. Biegler received a bachelor’s degree in physics from St. Mary’s University, San Antonio, and is a graduate of Harvard University’s advanced management program.
Mr. Biegler also serves on the board of Southwest Airlines Co., Trinity Industries, Inc. and Austin Industries. He is a past director of Dynegy, Inc., Guaranty Financial Group and Animal Health International, Inc. He previously served as a member of the National Petroleum Council and as Chairman of the American Gas Association, the Southern Gas Association, the American Gas Foundation and the Texas Pipeline Association.
Mr. Biegler was selected to serve as Chairman for a two-year term or until his earlier death or resignation by the majority of the directors of our General Partner, as a result of contractual arrangements entered into in connection with the Holdings Transaction.
Nicholas J. Caruso
Nicholas J. Caruso was elected as an independent member of the board of directors of our General Partner in July 2015. Mr. Caruso serves as a member of the Audit Committee and the Conflicts Committee of the board of directors of our General Partner. With respect to the Audit Committee, Mr. Caruso qualifies as an "audit committee financial expert." Mr. Caruso has more than 45 years of management, finance and accounting experience. He was Executive Vice President and Chief Financial Officer of Dynegy Holdings, Inc. from 2002 through 2005, where he was responsible for the company’s treasury, insurance and audit functions. Prior to Dynegy, Mr. Caruso spent more than 30 years with Shell Oil Company in positions of increasing responsibility until his retirement in 2001. He last served as Shell’s Vice President of Finance and Chief Financial Officer and worked directly with Shell’s board of directors to implement internal controls and review financial results. Prior to being named CFO, Mr. Caruso served as Shell’s Controller and General Auditor. Mr. Caruso received a bachelor’s degree in accounting from Louisiana State University.

The members of our General Partner appointed Mr. Caruso to serve as a director due to his audit, accounting and financial reporting expertise and knowledge that qualifies him as a financial expert for his role as a member of the Audit Committee.
Jason H. Downie
Jason H. Downie was appointed to the board of directors of our General Partner in August 2014. Since August 2014, Mr. Downie has also served on the board of directors of Holdings GP. On March 28, 2016, Holdings GP, Holdings and certain of Holdings' subsidiaries filed for bankruptcy. On April 11, 2016, the bankruptcy court confirmed Holdings' plan of reorganization, and on April 13, 2016, Holdings GP, Holdings and Holdings' subsidiaries emerged from bankruptcy.
Mr. Downie serves as Chairman of the Compensation Committee of the board of directors of our General Partner. Mr. Downie has more than 20 years of investment experience and co-founded Tailwater Capital, LLC in January 2013. At Tailwater, Mr. Downie’s primary responsibilities include deal sourcing, transaction execution and monitoring of portfolio companies as well as executive leadership of Tailwater. Prior to co-founding Tailwater, Mr. Downie was a partner with HM Capital Partners, a private equity firm, from August 2000 to December 2012 and served on its investment committee. He joined HM Capital in August 2000 from Rice Sangalis Toole and Wilson, a mezzanine private equity firm, where he was an associate, from June 1999 until August 2000. Prior to Rice Sangalis Toole and Wilson, Mr. Downie was an associate in the equity trading group with Donaldson, Lufkin & Jenrette and was responsible for energy and transportation. Mr. Downie currently serves as a director of TW SWD & Solids Holdco LP, Pivotal Petroleum Partners LP, TSL Holdings I LP, Southcross Holdings GP LLC, Align Midstream Partners LP and Petro Waste Environmental. Mr. Downie received a bachelor’s degree and master’s degree in business administration from The University of Texas at Austin.
Mr. Downie serves as the director designee of Tailwater, one of our Sponsors, as a result of contractual arrangements entered into in connection with the Holdings Transaction. In addition to his affiliation with Tailwater, Mr. Downie was selected to serve as a director due to, his knowledge of the energy industry and his financial and business expertise.
Wallace C. Henderson
Wallace C. Henderson was appointed to the board of directors of our General Partner in August 2014. Since August 2014, Mr. Henderson has also served on the board of directors of Holdings GP. On March 28, 2016, Holdings GP, Holdings and certain of Holdings' subsidiaries filed for bankruptcy. On April 11, 2016, the bankruptcy court confirmed Holdings' plan of reorganization, and on April 13, 2016, Holdings GP, Holdings and Holdings' subsidiaries emerged from bankruptcy.
Mr. Henderson has more than 25 years of energy banking and investment experience. He is currently a managing director and senior member of EIG’s investment team where he oversees the firm’s global investment activities in midstream oil and gas. Prior to joining EIG, Mr. Henderson was a senior financial consultant to Coskata, Inc., an energy technology company from May 2009 until May 2011. Mr. Henderson also spent five years with UBS where he ran the firm’s New York-based energy group and led capital raising and advisory assignments for a wide range of energy companies and sponsors including EIG. Prior to his role with UBS, Mr. Henderson was an energy investment banker at Credit Suisse for 18 years where he specialized in oil and gas project finance, corporate capital raising and mergers and acquisitions for large U.S. and Latin American oil companies. He received a bachelor’s degree in economics from Kenyon College and a master’s in business administration from Columbia University.
Mr. Henderson serves as the director designee of EIG, one of our Sponsors, as a result of contractual arrangements entered into in connection with the Holdings Transaction. In addition to his affiliation with EIG, Mr. Henderson was selected to serve as a director on the board due to his knowledge of the energy industry and his financial and business expertise.
Jerry W. Pinkerton
Jerry W. Pinkerton was appointed as an independent member of the board of directors of our General Partner in April 2012. In addition, Mr. Pinkerton serves as Chairman of the Audit Committee and Chairman of the Conflicts Committee of the board of directors of our General Partner. With respect to the Audit Committee, Mr. Pinkerton qualifies as an "audit committee financial expert." Mr. Pinkerton has over 53 years of management, finance and accounting experience and has held various positions in several publicly traded companies. Mr. Pinkerton has served on the board of directors and as chairman of the audit committee of the general partner of Holly Energy Partners, L.P., a publicly traded master limited partnership that owns and operates petroleum product and crude oil pipeline and terminal, tankage and loading rack facilities, since July 2004. From December 2000 to December 2003, Mr. Pinkerton served as a consultant to TXU Corp. (now Energy Future Holdings Corp.), and, from August 1997 to December 2000, he served as Controller of TXU Corp. and its U.S. subsidiaries. From August 1988 until its merger with TXU Corp. in August 1997, Mr. Pinkerton served as the Vice President and Chief Accounting Officer of ENSERCH Corporation. Prior to joining ENSERCH in August 1988, Mr. Pinkerton was employed for 26 years as an auditor by Deloitte Haskins & Sells, a predecessor firm of Deloitte & Touche, LLP, including 15 years as an audit partner. From May 2008 to June 2011, Mr. Pinkerton also served on the board of directors of Animal Health International, Inc., an animal health distribution company, where he also served as chairman of its audit committee. Mr. Pinkerton received his bachelor’s degree in accounting from The University of North Texas.
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
Ronald G. Steinhart
Ronald G. Steinhart was elected as an independent member of the board of directors of our General Partner in January 2013. In addition, Mr. Steinhart serves as a member of the Audit Committee and the Compensation Committee of the board of directors of our General Partner. With respect to the Audit Committee, Mr. Steinhart qualifies as an "audit committee financial expert." Mr. Steinhart retired in 2000 as Chairman and Chief Executive Officer of the Commercial Banking Group of Bank One Corporation (commercial banking), a position he had held since 1996. He has over 37 years of experience in the financial services industry. He led a group of investors that established Team Bank (commercial banking) in 1988 and served as its Chairman and Chief Executive Officer until it merged with Bank One Texas in 1992. He was President and Chief Operating Officer of Bank One Texas through 1996. He is also a former President and Chief Operating Officer of InterFirst Corporation (commercial bank holding company), prior to which he teamed with investors to charter or purchase six other banks. He is also a current director of Penske Automotive Group, Inc. During the last five years, Mr. Steinhart has been a director of Animal Health International, Inc., Susser Holdings Corporation, and Texas Industries Inc., and has been a trustee of the MFS/Compass Group of mutual funds. Mr. Steinhart is an Advisory Board Member of the McCombs School of Business at the University of Texas at Austin. Among the civic positions in which he has served are Chairman of the Board of Trustees of the Teacher Retirement System of Texas, Chairman of the Housing Authority of the City of Dallas, Chairman of the United Way of Metropolitan Dallas, President of the Federal Advisory Council of the Federal Reserve System, Chairman of the Dallas Citizens Council and Regent of the Lamar University System. Mr. Steinhart received his bachelor’s in accounting and his master’s in finance from the University of Texas in Austin.
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
Bruce A. Williamson
Bruce A. Williamson was elected as an independent member of the board of directors of our General Partner in April 2013. In addition, Mr. Williamson serves as a member of the Audit Committee, Compensation Committee and Conflicts Committee of the board of directors of our General Partner. Most recently, Mr. Williamson was the President and Chief Executive Officer and director of Cleco Corporation, an energy services company, and was the Chairman, President and Chief Executive Officer at Dynegy, Inc. from 2002 through 2011. Prior to his role at Dynegy, Inc., Mr. Williamson was the President and Chief Executive Officer at Duke Energy Global Markets. Prior to Duke, Mr. Williamson was Senior Vice President Finance at PanEnergy and also worked for Shell Oil Company for 14 years in exploration and production in the United States and internationally. Mr. Williamson currently serves on the Board of Directors of Questar Corporation, an integrated natural gas company. Mr. Williamson received his bachelor’s degree in finance from the University of Montana, and his master’s in business administration from the University of Houston.
Mr. Williamson serves as an independent director designee of our Sponsors as a result of contractual arrangements entered into in connection with the Holdings Transaction. He was appointed due to his extensive expertise in the energy industry.
Code of Ethics, Corporate Governance Guidelines and Board Committee Charters
Our General Partner has adopted a Code of Business Conduct and Ethics, which applies to our General Partner's directors, officers and employees. A waiver of the Code of Business Conduct and Ethics for any director or executive officer of our General Partner may be granted only by the Audit Committee, and such committee will report any such waiver to the board of directors of our General Partner. A waiver of the Code of Business Conduct and Ethics for other officers or employees may be granted only by our Chief Executive Officer, who will thereafter report any such waiver to the Audit Committee. The board of directors of our General Partner has also adopted Corporate Governance Guidelines, which outline the important policies and practices regarding our governance. Jerry W. Pinkerton serves as the lead director, as such term is used in the Corporate

Governance Guidelines. Interested parties may communicate directly with the independent directors by submitting a communication in an envelope marked “Confidential” addressed to the “Independent Members of the Board of Directors” in care of Mr. Pinkerton at 1717 Main Street, Suite 5200, Dallas, Texas 75201.
We make available free of charge, within the "Investors" section of our website at www.southcrossenergy.com, and in print to any unitholder who so requests, our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter and Compensation Committee Charter. Requests for print copies may be directed to investorrelations@southcrossenergy.com or to: Investor Relations, Southcross Energy Partners, L.P., 1717 Main Street, Suite 5200, Dallas, Texas 75201, or telephone (214) 979-3720. We will post on our website all waivers to or amendments of the Code of Business Conduct and Ethics, that are required to be disclosed by applicable law and the NYSE's Corporate Governance Listing Standards. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that, except as set forth in the following, all reporting obligations of our General Partner's officers, directors and greater than 10% unitholders under Section 16(a) were satisfied during the year ended December 31, 2015.
EIG BBTS Holdings, LLC, EIG Management Company, LLC, EIG Asset Management Company, LLC, EIG Global Energy Partners, LLC, R. Blair Thomas 2010 Irrevocable Trust and R. Blair Thomas jointly filed three late Forms 4 covering six untimely reported transactions in our common units or related derivative securities during the year ended December 31, 2015.
TW BBTS Aggregator LP, BB-II Holdco LP, TW/LM GP Sub, LLC, Tailwater Energy Fund I, LP, TW GP EF-1, LP, TW GP EF-1 GP, LLC, TW GP Holdings, LLC, Tailwater Holdings, LP Tailwater Capital LLC, Jason H. Downie and Edward Herring jointly filed three late Forms 4 covering six untimely reported transactions in our common units or related derivative securities during the year ended December 31, 2015.
Southcross Energy LLC, Southcross Energy Partners GP, LLC, Charlesbank Capital Partners LLC, Charlesbank Equity Fund VI GP, Limited Partnership, Charlesbank Coinvestment Partners Limited Partnership, Charlesbank Equity Fund VI, Limited Partnership, CB Offshore Equity Fund VI LP, Charlesbank Equity Coinvestment Fund VI Limited Partnership, CB-Southcross Holdings, Inc., Southcross Holdings LP, Southcross Holdings GP, LLC, Southcross Holdings Guarantor LP, Southcross holdings Guarantor GP LLC, Southcross Holdings Borrower LP and Southcross Holdings Borrower GP LLC jointly filed one late Form 4 covering four untimely reported transactions in our common units or related derivative securities during the year ended December 31, 2015.

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

•	John E. Bonn, President and Chief Executive Officer;

•	Joel D. Moxley, Senior Vice President and Chief Commercial Officer;

•	Bret M. Allan, Senior Vice President and Chief Financial Officer; and

•	J. Michael Anderson, former Senior Vice President, Chief Financial Officer and Secretary.

Our General Partner's compensation practices and programs generally are designed to attract, retain and motivate exceptional leaders and structured to align compensation with our overall performance, including growth in distributions to unitholders. The compensation practices and programs have been implemented to promote achievement of short-term and long-term business objectives consistent with our strategic plans and are applied to reward performance. To accomplish these objectives, the compensation program in 2015 consisted of the following components: (i) base salary, designed to compensate executive officers for work performed during the fiscal year; (ii) short-term incentive compensation, designed to reward executive officers for our yearly performance and for performance specific to an executive officer’s area of responsibility; (iii) long-term incentive compensation in the form of equity awards, meant to align the interests of our executive officers, including our Named Executive Officers, with our long-term performance; and (iv) certain benefits, perquisites, retirement, severance and change in control arrangements.
Our General Partner, under the direction of its board of directors, is responsible for managing our operations and employs all of the employees that operate our business. We reimburse our General Partner, generally on a dollar-for-dollar basis, for the compensation attributable to the work performed on our behalf by its employees for work performed for us. On December 31, 2015, our General Partner had 291 employees who provided direct support to our operations. Certain of those employees provide management, administrative, operational and workforce related services to our affiliates, including Holdings, which owns 100% of our General Partner, and an affiliate of two of our Sponsors.
Effective June 8, 2015, Bret M. Allan became the Senior Vice President and Chief Financial Officer of our General Partner, replacing J. Michael Anderson. Effective June 15, 2015, Mr. Moxley was elected as Senior Vice President and Chief Commercial Officer of our General Partner.
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
The Compensation Committee has overall responsibility for evaluating and approving the compensation plans, policies and programs of our General Partner. To that end, the Compensation Committee has the responsibility, power and authority to set the compensation of executive officers, determine grant awards under and administer our General Partner’s equity compensation plans, and assume responsibility for all matters related to the foregoing. The Compensation Committee is charged, among other things, with the responsibility of reviewing the executive officer compensation policies and practices for (i) adherence to our compensation philosophy and (ii) ensuring that the total compensation paid to our executive officers is fair, reasonable and competitive. In 2015, these compensation programs for executive officers consisted of base salary, annual incentive bonus awards and awards under our Amended and Restated 2012 Long-Term Incentive Plan (the “LTIP”), as described below, typically in the form of equity-based restricted units and phantom units, as well as other customary employment benefits. Total compensation of executive officers and the relative emphasis of our main components of compensation are reviewed at least annually by the Compensation Committee, which then makes recommendations to the board of directors of our General Partner for its approval.
It is the practice of the Compensation Committee to meet in person or by conference call at least once a year for a number of purposes. These purposes include (i) assessing the performance of the Chief Executive Officer and other executive officers with respect to our results for the preceding year, (ii) establishing compensation levels for each executive officer for the ensuing year, (iii) determining the amount of the annual bonus pool approved by the board of directors of our General Partner to be paid to the executive officers, after taking into account both the target bonus levels established for those executive officers at the outset of the preceding year and the foregoing performance factors and (iv) determining equity awards under the LTIP for executive officers and other key employees. Our Chief Executive Officer participates in the process of allocating our bonus pool and makes recommendations to the Compensation Committee regarding the amount of bonuses and other compensation paid to executive officers, other than to the Chief Executive Officer.
Compensation Philosophy and Objectives
The principal objective of our compensation program is to attract and retain, as executive officers and employees, individuals of demonstrated competence, experience and leadership in our industry and in those professions required by our business who share our business aspirations, values, ethics and culture.

In establishing our compensation programs, we consider the following compensation objectives:

•	to encourage creation of unitholder value;

•	to reward participants for value creation commensurate with competitive industry standards;

•	to provide a significant percentage of total compensation that is "at-risk" or variable;

•	to encourage significant equity ownership to align the interests of executive officers and key employees with those of unitholders;

•	to provide competitive, performance-based compensation programs that allow us to attract and retain superior talent; and

•	to develop a strong linkage between business performance, safety, environmental stewardship and employee pay.
We also strive to achieve a fair balance between the compensation rewards that we perceive necessary to remain competitive in the marketplace and fundamental fairness to our unitholders, taking into account the return on their investment.
In measuring the contributions of our executive officers to the performance of us for 2015, the Compensation Committee considered and utilized the following financial and operating performance factors:

•	Adjusted EBITDA reported by us;

•	completion of a business acquisition or transaction to enhance scale, stability and access to capital;

•	processed gas volumes associated with our South Texas assets;

•	achievement of our safety goals;

•	costs, completion dates and operational milestones associated with the execution of our organic growth plans;

•	our capital expenditures and operating expenses; and

•	success in executing contracts.
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
Actual compensation decisions for individual officers are the result of the Compensation Committee’s subjective analysis of a number of factors, including the individual officer’s experience, skills or tenure with us and changes to the individual’s position. Each executive’s current and prior compensation is considered in setting future compensation. The amount of each executive’s current compensation is considered as a base-line against which the Compensation Committee makes determinations as to whether adjustments are necessary to retain the executive in light of competition or in order to provide continuing performance incentives. Thus, the Compensation Committee’s determinations regarding compensation are the result of the exercise of judgment based on all reasonably available information and, to that extent, are discretionary. The Compensation Committee may use its discretion to adjust any of the components of compensation to achieve our goal of attracting and retaining individuals with the skills necessary to execute our business strategy and to develop and grow our business.

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

Long-term cash incentives	In 2016, long-term cash incentives granted subject to time vesting restrictions provide long-term compensation, other than equity compensation.	Long-term cash incentive with vesting restrictions are designed to facilitate Named Executive Officer retention.
Health and welfare benefits
Health and welfare benefits (medical, dental, vision, disability insurance and life insurance) are available for Named Executive Officers, our executive officers and all other regular full-time employees.

Provide benefits to meet the health and wellness needs of our Named Executive Officer, executive officers and other employees, and their families.
Retirement savings 401(k) plan
Qualified 401(k) retirement plan benefits are available for our Named Executive Officers, other executive officers, and all other regular full-time employees. For 2015, we matched employee contributions to 401(k) plan accounts up to a maximum employer contribution of 6% of the employee's eligible compensation, subject to the annual maximum contribution limit imposed by the Internal Revenue Service.
Provide an opportunity for tax-efficient savings.
Severance and change in control benefits
Severance agreements or employment agreements provide for base salary and benefit continuation in the event of certain terminations of employment. A portion of our Named Executive Officers’ equity incentives and long-term cash incentives are subject to accelerated change in control vesting.
Encourage the continued attention and dedication of our Named Executive Officers and focus their attention when considering strategic alternatives.
Compensation Components and Analysis
Base Salary. We believe that executive officer base salaries should be competitive with salaries for executive officers in similar positions with similar responsibilities in our marketplace.

The base salaries for our Named Executive Officers as of December 31, 2015 are set forth in the following table:

Name and Principal Position	Base Salary
John E. Bonn (1)	$450,000
President and Chief Executive Officer
Joel D. Moxley (2)	$385,000
Senior Vice President and Chief Commercial Officer
Bret M. Allan (3)	$300,000
Senior Vice President and Chief Financial Officer
J. Michael Anderson (4)	$325,000
Former Senior Vice President and Chief Financial Officer and Secretary
(1) In January 2015, Mr. Bonn's base salary was increased from $351,000 to $450,000 to reflect his election as our Chief Executive Officer. Effective March 5, 2016, Mr. Bonn's salary was increased to $500,000.
(2) In January 2015, Mr. Moxley was elected as Senior Vice President and Chief Commercial Officer of our General Partner. Effective March 14, 2016, Mr. Moxley's salary was increased to $397,000.
(3) On June 8, 2015, Mr. Allan was elected as Senior Vice President and Chief Financial Officer of our General Partner. Effective March 14, 2016, Mr. Allan's salary was increased to $330,000.
(4) On June 8, 2015, Mr. Anderson announced his departure from the Partnership and is no longer an officer of our General Partner. See our Current Reports on Form 8-K, filed with the SEC on June 8, 2015 and July 8, 2015 regarding the departure of Mr. Anderson from our General Partner.
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
For 2015, the board of directors of our General Partner awarded discretionary bonuses based upon factors such as the financial and operational performance of our assets, capital expenditure and operating expense performance, development of growth projects, increase in new gas supply contracts, processed gas volumes, achievement of safety goals and each individual’s contributions to our overall success during the year.
Long-Term Equity Participation. Please see the sections following our Summary Compensation Table (as defined below) for discussion regarding the long-term equity compensation granted to our Named Executive Officers.

Long-Term Cash Incentive. Please see the sections following our Summary Compensation Table for discussion regarding the long-term cash compensation granted to our Named Executive Officers.
Benefit Plans, Perquisites and Retirement.  We provide our executive officers, including our Named Executive Officers, with a standard complement of health and retirement benefits under the same plans as all other employees, including medical, dental and vision benefits, disability and life insurance coverage, and a defined contribution plan that is tax-qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). We believe that our health benefits provide stability to our Named Executive Officers, thus enabling them to better focus on their work responsibilities, while our 401(k) Plan provides a vehicle for tax-preferred retirement savings with additional compensation in the form of an employer match that adds to the overall desirability of our executive compensation package. For 2015, we provided an employer match under our 401(k) Plan equal to 100% of employee contributions up to 6% of eligible compensation, subject to the annual maximum contribution limit imposed by the Internal Revenue Service. None of our Named Executive Officers participated in any defined benefit pension plans or non-qualified deferred compensation plans.
Severance Agreements and Change in Control Provisions.    We maintain severance and other compensatory agreements with our executive officers for a variety of reasons, including the fact that severance agreements can be an important recruiting tool in the market in which we compete for talent. Certain provisions in some of these agreements, such as confidentiality, non-solicitation and non-compete clauses, protect us and our unitholders after the termination of the employment relationship. We believe that it is appropriate to compensate former executives for these post-termination agreements, and that compensation helps to enhance the enforceability of these arrangements. These agreements are described in more detail below.
Retention Agreements.    In 2016, we entered into retention agreements with our Named Executive Officers. These retention agreements award a cash incentive to retain our talent. These agreements are described in more detail below.
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
Compensation Committee Report
The Compensation Committee issued the following report:
We have reviewed and discussed with management certain compensation discussion provisions to be included in our Annual Report on Form 10-K for the year ended December 31, 2015 to be filed pursuant to Section 13(a) of the Securities and Exchange Act of 1934 (the “Annual Report”). Based on those reviews and discussions, we recommend to the Board of Directors of the General Partner that the Executive Compensation Discussion be included in the Annual Report.
Compensation Committee
Jason H. Downie, Chairman
Jon M. Biotti
Bruce A. Williamson
Ronald G. Steinhart
Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2015, the Compensation Committee was comprised of Messrs. Biotti (Chairman), Williamson and Steinhart. No member of the Compensation Committee was an officer or employee of our General Partner. Mr. Biotti is affiliated with Charlesbank, which controls Southcross Energy LLC. Jason Downie was appointed to the Compensation Committee on February 2, 2016. Mr. Downie is affiliated with Tailwater. See Part III, Item 10 and Item 13 of this Annual Report.
2015 Summary Compensation Table
The following table (the "Summary Compensation Table") sets forth certain information with respect to the compensation paid to our Named Executive Officers for the years ended December 31, 2014 and 2015:

Name and Principal Position	Year	Salary ($)	Bonus($)(1)	Stock awards ($)(2)	All other compensation ($)(3)	Total ($)
John E. Bonn	2015	446,193	350,000	904,391	210,933	1,911,517
President and Chief Executive Officer	2014	283,500	—	1,854,560	64,710	2,202,770
Joel D. Moxley (4)	2015	199,904	160,000	490,500	12,040	862,444
Senior Vice President and Chief Commercial Officer	2014	—	—	—	—	—
Bret M. Allan (5)	2015	161,538	265,000	392,400	9,239	828,177
Senior Vice President and Chief Financial Officer	2014	—	—	—	—	—
J. Michael Anderson (6)	2015	173,233	325,000	146,250	1,195,426	1,839,909
Senior Vice President and Chief Financial Officer	2014	319,231	—	1,383,462	1,168,600	2,871,293
_______________________________________________________________________________

(1)
For 2015, represents bonus awards earned for performance in 2015 and paid on February 26, 2016. For 2015, also includes a $325,000 retention payment paid to Mr. Anderson and a $40,000 initial reporting bonus paid to Mr. Allan.

(2)
For 2015, represents the grant date fair value of LTIP awards for Messrs. Bonn, Biegler and Anderson based on the closing price on March 10, 2015 of $13.63 and the grant date fair value of LTIP awards for Messrs. Moxley and Allan on July 1, 2015 of $10.90. For assumptions used in determining the fair value of stock awards, see Note 13 to the consolidated financial statements.

(3)
For 2015, Mr. Bonn had a 401(k) match of $18,000, reimbursement for interim living and relocation expenses of $192,249. For 2015, Mr. Moxley had a 401(k) match of $11,698. For 2015, Mr. Allan had a 401(k) match of $8,897. For 2015, Mr. Anderson had a 401(k) match of $10,394, a severance payment of $1,172,774 and reimbursement for interim living expenses of $11,859. For 2015, also includes life insurance premiums for Messrs. Bonn, Moxley, Allan and Anderson.

(4)	Mr. Moxley became employed by our General Partner on June 15, 2015. See our Current Report on Form 8-K, filed with the SEC on June 15, 2015 regarding the election of Mr. Moxley to our General Partner.

(5)	Mr. Allan became employed by our General Partner on June 8, 2015. See our Current Report on Form 8-K, filed with the SEC on June 8, 2015 regarding the election of Mr. Allan to our General Partner.

(6)
On June 8, 2015, Mr. Anderson announced his departure from the Partnership and is no longer an officer of our General Partner. See our Current Reports on Form 8-K, filed with the SEC on June 8, 2015 and July 8, 2015 regarding the election of Mr. Anderson from our General Partner.

A discussion of the material compensation information disclosed in the Summary Compensation Table is set forth in the "Compensation Components and Analysis" section above and following is a discussion of other material factors necessary to understanding the total compensation afforded to our Named Executive Officers:
Named Executive Officer LTIP Units. On March 10, 2015, the board of directors of our General Partner granted 66,353 phantom units to Mr. Bonn (14,537 of which vest on the first anniversary of the grant date and 51,816 of which vest in three cumulative annual installments on the anniversary of the grant date) and 10,730 phantom units to Mr. Anderson (all of which have vested in connection with Mr. Anderson’s departure from our General Partner). On July 1, 2015, the board of directors of our General Partner granted 45,000 phantom units to Mr. Moxley (all of which vest in three cumulative annual installments on the anniversary of the grant date) and 36,000 phantom units to Mr. Allan (all of which vest in three cumulative annual installments on the anniversary of the grant date).
Except for the LTIP awards with one-year vesting as indicated above, the phantom units awarded to our Named Executive Officers vest in three cumulative annual installments, with one-third of the units vesting on each anniversary of the grant date, subject to continued employment through the applicable vesting date. Each phantom unit granted to our Named Executive Officers in 2015 was granted in tandem with corresponding distribution equivalent rights (which are discussed below). Generally, upon the grantee’s cessation of employment, all phantom units that have not vested will be forfeited. Phantom units will vest in full upon a cessation of service due to death or disability or upon a change in control. For future information regarding phantom units, see “Summary Compensation Table - Restricted Units and Phantom Units” below.
In connection with Mr. Anderson’s departure from our General Partner, Mr. Anderson entered into a General Release Agreement with the General Partner (the “Release Agreement”) effective June 26, 2015, which accelerated the vesting of 38,997 of the phantom units previously issued to Mr. Anderson under the LTIP. See our Current Reports on Form 8-K, filed with the SEC on June 8, 2015 and July 8, 2015 regarding the departure of Mr. Anderson from our General Partner.
Amended and Restated Long-Term Incentive Plan.  Under our LTIP, certain officers (including our Named Executive Officers), employees and directors are eligible to receive awards with respect to our equity interests, thereby linking the recipients’ compensation directly to our performance. The description of the LTIP set forth below is a summary of the material features of the LTIP. This summary does not purport to be a complete description of all of the provisions of the LTIP.
On October 28, 2015, the board of directors of our General Partner unanimously approved the Amended and Restated 2012 Long-Term Incentive Plan (the “Amended LTIP”), which is substantially similar to our 2012 Long Term Incentive Plan (the “2012 Plan”). Effective as of December 7, 2015, the unitholders holding a majority of the Partnership’s outstanding limited partnership units approved the Amended LTIP by written consent in lieu of a special meeting of unitholders. The Amended LTIP increased the number of Partnership common units that may be granted as awards from 1,750,000 to 6,250,000 (inclusive of the 1,750,000 common units authorized under our 2012 LTIP), with such amount subject to adjustment as provided for under the terms of the Amended LTIP if there is a change in the common units, such as a unit split or other reorganization. The Amended LTIP also extended the term of the LTIP to a period of 10 years following its adoption. The term LTIP, as used in this Annual Report, means the 2012 LTIP as amended by the Amended LTIP. The LTIP awards granted to the Named Executive Officers in 2015 were granted prior to the adoption of the Amended LTIP.
The LTIP provides for the grant, from time to time at the discretion of the board of directors of our General Partner or the Compensation Committee, of restricted units, phantom units, unit options, distribution equivalent rights and other unit-based awards. Pursuant to the LTIP and subject to further adjustment in the event of certain transactions or changes in capitalization, an aggregate 6,250,000 common units may be delivered pursuant to awards under the LTIP.

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
The vesting of an “other unit-based award” may be based on a participant's continued service, the achievement of performance criteria or other measures. On vesting or on a deferred basis upon specified future dates or events, an "other unit-based award" may be paid in cash and/or in units (including restricted units), as the administrator of the LTIP may determine.
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
Amendment or Termination of LTIP.  The administrator of the LTIP, at its discretion, may terminate the LTIP at any time with respect to the common units for which a grant has not previously been made. The LTIP will automatically terminate on the tenth anniversary of the date of the adoption of the Amended LTIP (as described above). The administrator of the LTIP also will have the right to alter or amend the LTIP or any part of it from time to time or to amend any outstanding award made under the LTIP, provided that no change in any outstanding award may be made that would impair materially the rights of the participant without the consent of the affected participant, and/or result in taxation to the participant under the Internal Revenue Code Section 409A.
2016 Cash-Based Long-Term Incentive Plan.  On March 11, 2016, the board of directors of our General Partner approved the 2016 Cash-Based Long-Term Incentive Plan (the “2016 Cash LTIP”). The description of the 2016 Cash LTIP set forth below is a summary of the material features of the 2016 Cash LTIP. This summary does not purport to be a complete description of all of the provisions of the 2016 Cash LTIP.
The 2016 Cash LTIP provides for the grant, from time to time, of cash awards to certain of our employees. The 2016 Cash LTIP is administered by the board of directors of our General Partner, although such administration function may be delegated to a committee (including the Compensation Committee) comprised solely of two or more nonemployee directors. The 2016 Cash LTIP is designed to promote our interests by strengthening our ability to retain and motivate our employees.

Awards Under 2016 Cash LTIP.  Awards under the 2016 Cash LTIP (each, a “2016 Cash LTIP Award”) are determined by the Board or the Compensation Committee and are subject to the vesting of the cash award upon specified future dates. A third of each 2016 Cash LTIP Award will vest on each of April 1, 2017, April 1, 2018, and April 1, 2019, subject to continued employment through the applicable vesting date. Generally, upon the grantee’s cessation of employment, any cash awarded pursuant to a 2016 Cash LTIP Award that has not vested will be forfeited. However, if the employee is terminated without cause (as defined in the LTIP), then such employee is entitled to receive the portion of the 2016 Cash LTIP Award that would have been payable on the next vesting date, but shall forfeit any further unvested 2016 Cash LTIP Award. A 2016 Cash LTIP Award shall vest in full, subject to continued employment through the certain event, upon a termination due to death or disability (as defined in the LTIP) or a change of control (as defined in the 2016 Cash LTIP).
Amendment or Termination of 2016 Cash LTIP.  The Board or the Compensation Committee may amend or terminate any 2016 Cash LTIP Award or the 2016 Cash LTIP in its discretion provided that any amendment or termination adverse to any employee under the 2016 Cash LTIP requires the consent of such employee. The 2016 Cash LTIP shall terminate on the date that all awards are paid.
2016 Cash LTIP Awards.  On April 12, 2016, the board of directors of our General Partner awarded our Named Executive Officers cash awards under the 2016 Cash LTIP. The 2016 Cash LTIP Awards are not reflected in the Summary Compensation Table because they were not awarded as compensation earned for performance in 2015.
The 2016 Cash LTIP Awards are as follows:

Name	Award Value
John E. Bonn (1)	$900,000
Joel D. Moxley (1)	$480,000
Bret M. Allan (1)	$390,000
(1) For Messrs. Bonn, Moxley, and Allan, a third of each of their 2016 Cash LTIP Award will vest on each of April 1, 2017, April 1, 2018, and April 1, 2019, subject to continued employment through the applicable vesting date.
Retention Agreements.  On March 17, 2016, our General Partner entered into retention agreements (the “Retention Agreements”) with Messrs. Bonn, Moxley and Allan. Any payments under the Retention Agreements are not reflected in the Summary Compensation Table because they will not be awarded as compensation earned for performance in 2015. The description of the Retention Agreements set forth below is a summary of the material features of the Retention Agreements. This summary does not purport to be a complete description of all of the provisions of the Retention Agreements.
Pursuant to the Retention Agreements, Messrs. Bonn, Moxley and Allan will each receive a one-time special restructuring bonus in an amount equal to 100% of his then-current annual salary (the “Restructuring Bonus”) if he remains continuously employed with our General Partner through the date that Holdings consummates a plan of reorganization under Chapter 11 of Title 11 of the United States Code. Messrs. Bonn, Moxley and Allan also will receive a special one-time retention bonus in an amount equal to 100% of his then-current annual salary (the “Retention Bonus”) if he remains continuously employed with our General Partner through November 1, 2016.
If there is a change in control (as such term is defined in the LTIP), the officer is terminated without cause (as defined in each officer’s applicable employment or severance agreement), or the officer resigns for good reason (as defined in each officer’s applicable employment or severance agreement) on or after March 16, 2016, but prior to November 1, 2016, such officer will be entitled to receive any unpaid portion of the Restructuring Bonus or the Retention Bonus, subject to such officer’s execution of a general release of claims (if terminated without cause or resigned for good reason).
All Other Compensation.  Please see the discussions above for a discussion of the base salaries, short- and long-term incentive compensation, benefits, perquisites and retirement arrangements paid or made available to our Named Executive Officers. Please also see the section below entitled “Outstanding Equity Awards at December 31, 2015” for a discussion of outstanding equity awards and the section below entitled “Potential Payments Upon a Termination or Change in Control” for a discussion of payments made upon termination of employment and certain change in control events.

Outstanding Equity Awards at December 31, 2015
Southcross Energy Partners, L.P. Equity Awards. The following table provides information regarding LTIP units held by our Named Executive Officers as of December 31, 2015:

	Southcross Energy Partners, L.P. - LTIP Units
Name	Number of time-vesting units that have not vested		Fair value of time-vesting units that have not vested(1)
John E. Bonn	66,353	(2)	$236,217
Joel D. Moxley	45,000	(3)	$160,200
Bret M. Allan	36,000	(4)	$128,160
J. Michael Anderson (5)	—		$—
__________________________________________________________________________________________

(1)	Amounts were calculated based on the closing price per common unit on December 31, 2015 of $3.56.

(2)
Represents the number of unvested time vesting LTIP units awarded to Mr. Bonn on March 10, 2015, subject to his continued employment through the applicable vesting date. The 51,816 units vest (on a one for one basis) in three cumulative annual installments on the anniversary of the grant date and 14,537 phantom units vest (on a one for one basis) on the first anniversary of the grant date. 31,809 phantom units of the 66,353 phantom units owned by Mr. Bonn vested on March 10, 2016.

(3)
Represents the number of unvested time vesting LTIP units awarded to Mr. Moxley on July 1, 2015, subject to his continued employment through the applicable vesting date. The units vest (on a one for one basis) in three cumulative annual installments on the anniversary of the grant date.

(4)
Represents the number of unvested time vesting LTIP units awarded to Mr. Allan on July 1, 2015, subject to his continued employment through the applicable vesting date. The units vest (on a one for one basis) in three cumulative annual installments on the anniversary of the grant date.

(5)
On June 8, 2015, Mr. Anderson announced his departure from the Partnership and is no longer an officer of our General Partner. Effective as of June 26, 2015, Mr. Anderson entered into the Release Agreement with the General Partner, which accelerated the vesting of 38,997 phantom units previously issued to Mr. Anderson under the LTIP. See our Current Reports on Form 8-K, filed with the SEC on June 8, 2015 and July 8, 2015 regarding the departure of Mr. Anderson from our General Partner.

Potential Payments Upon a Termination or Change in Control
Severance and Change in Control Benefits.  Our Named Executive Officers are entitled to severance payments and benefits upon certain terminations of employment and, in certain cases, upon a change in control. In addition, Mr. Anderson was entitled to severance payments and benefits upon certain qualifying terminations of employment (including in connection with a change in control) and, in certain cases, upon a change in control.
Messrs. Anderson, Moxley and Allan entered into severance agreements with our General Partner that provide for severance benefits upon certain terminations of employment. Mr. Bonn has entered into an employment agreement with our General Partner that provides for severance benefits upon certain terminations of employment.
Mr. Anderson's Retention Agreement.  Effective November 2014, Mr. Anderson entered into a retention agreement with our General Partner providing for the payment to Mr. Anderson of $325,000 after the timely filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and his continued employment as of May 1, 2015 (other than by reason of an involuntary termination by the Company without cause or a resignation for good reason). The retention payment was made to Mr. Anderson on June 12, 2015.
Mr. Anderson's Severance Benefits.  On June 8, 2015, Mr. Anderson announced his departure from the Partnership and is no longer an officer of our General Partner. Mr. Anderson entered into the Release Agreement with our General Partner that became effective as of June 26, 2015 (the “Release Agreement Effective Date”).

Under the Release Agreement, Mr. Anderson received (i) his base salary through the Release Agreement Effective Date, (ii) the pro rata portion of the target bonus for the current year through the Release Agreement Effective Date, which equaled $94,562, (iii) a bonus payment of $390,000, (iv) a severance payment of $650,000 and (v) reimbursement for the cost of COBRA coverage for 18 months. In addition, the Release Agreement required the Partnership to accelerate the vesting of 38,997 phantom units previously issued to Mr. Anderson under the LTIP, and provided for the payment of accumulated distribution equivalent rights with respect to such phantom units in the amount of $38,212. The Release Agreement includes a general release of claims by Mr. Anderson and customary restrictive covenants.
Mr. Bonn's Severance and Change in Control Benefits. On March 5, 2015, our General Partner entered into an employment agreement with John E. Bonn, the President and Chief Executive Officer of our General Partner (the “Bonn Employment Agreement”). The Bonn Employment Agreement provides for an initial three-year term, unless earlier terminated. The Bonn Employment Agreement automatically extends for one year periods unless notice is given otherwise prior to the expiration of the then-current term. Mr. Bonn is entitled to receive an annual base salary of $450,000 for the first year, $500,000 for the second year and not less than $500,000 for each year thereafter, as determined by the board of directors of our General Partner. Mr. Bonn may receive an annual cash bonus based on annual performance targets in an amount determined by the board of directors of our General Partner in its discretion with a target annual bonus equal to Mr. Bonn’s salary for such year. In 2015, Mr. Bonn received a grant of LTIP awards with a fair market value of $904,391. Mr. Bonn may also receive LTIP awards as determined by the board of directors of our General Partner. Mr. Bonn is also entitled to receive certain benefits and reimbursement of certain expenses, including relocation expenses.
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
A for “cause” termination would occur under the Bonn Employment Agreement if Mr. Bonn (i) fails to perform satisfactorily his material duties or to devote his full time and effort to his position, (ii) violates any material company policy that remains un-remedied after reasonable notice to cure the violation, (iii) fails to follow lawful directives from our Chairman or the board of directors of our General Partner, (iv) his negligence or material misconduct, (v) his fraud, embezzlement, misappropriation, material misconduct, conversion of assets or breach of fiduciary duty or (vi) any felony conviction.
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
With regard to Mr. Bonn’s 2016 Cash LTIP Award, if Mr. Bonn is terminated without cause (as defined in the LTIP), then Mr. Bonn is entitled to receive the portion of the 2016 Cash LTIP Award that would have been payable on the next vesting date, but shall forfeit any further unvested 2016 Cash LTIP Award. A 2016 Cash LTIP Award shall vest in full, subject to continued employment through the certain event, upon a termination due to death or disability (as defined in the LTIP) or a change of control (as defined in the 2016 Cash LTIP). For additional information regarding the vesting of Mr. Bonn’s 2015 Cash LTIP Award, see the discussion under the Summary Compensation Table above.
Mr. Moxley's Severance and Change in Control Benefits. Under Mr. Moxley's severance agreement, dated as of June 15, 2015, upon termination of Mr. Moxley’s employment by us within 12 months following a sale event (as defined in the severance agreement), termination without “cause” or by Mr. Moxley for “good reason,” Mr. Moxley is entitled to receive (i) base salary through the date of termination, (ii) an amount equal to two times his target annual bonus, (iii) an amount equal to two times his then-current annual base salary and (iv) an amount equal to the cost of COBRA coverage for 18 months after termination. Additionally, severance payments are conditioned upon the execution of a general release of claims and continued

compliance with certain non-solicitation restrictions for twelve months following termination and certain confidentiality provisions.
A for “cause” termination would occur under Mr. Moxley’s severance agreement if Mr. Moxley (i) fails to satisfactorily perform his material duties or to devote his full time and effort to his position, (ii) violates any material company policy that remains un-remedied after reasonable notice to cure the violation, (iii) fails to follow lawful directives from our Chairman, President and Chief Executive Officer, the board of directors of our General Partner or Mr. Moxley’s direct supervisor, (iv) his negligence or material misconduct, (v) his dishonesty or fraud or (vi) any felony conviction.
A “good reason” termination would be permitted under Mr. Moxley’s severance agreement if: (i) there is material change in Mr. Moxley’s job duties and responsibilities, (ii) a material diminution of his base salary unless the reduction applies to all employees of the General Partner employed at similar levels or (iii) a change in the location that Mr. Moxley regularly works of more than 25 miles.
With regard to Mr. Moxley’s LTIP phantom unit awards, upon certain transactions generally resulting in a change in control of our General Partner or Partnership or cessation of his services due to death or disability, any unvested phantom units will vest in full. For additional information regarding the vesting of the phantom units, see the discussion under the Summary Compensation Table above.
With regard to Mr. Moxley’s 2016 Cash LTIP Award, if Mr. Moxley is terminated without cause (as defined in the LTIP), then Mr. Moxley is entitled to receive the portion of the 2016 Cash LTIP Award that would have been payable on the next vesting date, but shall forfeit any further unvested 2016 Cash LTIP Award. A 2016 Cash LTIP Award shall vest in full, subject to continued employment through the certain event, upon a termination due to death or disability (as defined in the LTIP) or a change of control (as defined in the 2016 Cash LTIP). For additional information regarding the vesting of Mr. Moxley’s 2015 Cash LTIP Award, see the discussion under the Summary Compensation Table above.
Mr. Allan's Severance and Change in Control Benefits. Mr. Allan's Severance Agreement, dated as of June 8, 2015, has the same terms as Mr. Moxley's Severance Agreement, described above.
Mr. Allan also has the same vesting as Mr. Moxley and Mr. Bonn in regards to LTIP phantom unit awards and 2016 Cash LTIP Awards.
Director Compensation
Officers, employees or paid consultants of our General Partner who also serve as directors do not receive additional compensation for their service as directors. On April 12, 2016, the board of directors of our General Partner and the Compensation Committee revised our Southcross Energy Partners GP, LLC Non-Employee Director Compensation Arrangement. In 2015, our directors who are not officers, employees or paid consultants of our General Partner received a combination of cash and common units to be granted pursuant to the LTIP as compensation for attending meetings of our board of directors of our General Partner and any committees thereof. In 2016, our directors who are not officers, employees or paid consultants of our General Partner may be awarded only cash compensation.
For 2016, our General Partner awarded $75,000 in cash to the directors who are not officers, employees or paid consultants of our General Partner. Such directors were not awarded an equity grant. Cash awards awarded in 2016 are not reflected in the director compensation table below because they were not compensation earned for service in 2015.
Specifically, directors were eligible for the following in 2015:

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

viii.
An annual equity grant of common units from us pursuant to the LTIP equivalent to $75,000 divided by the average of the closing daily sales price of our common units for the ten trading days immediately prior to April 1st of each year. (However, in 2016, the directors are only eligible for a lump sum of payment of $75,000 instead of an equity grant).

Pursuant to the Non-Employee Director Compensation Arrangement, compensation for directors who serve for only a portion of a year is pro-rated for time served. Our non-employee directors are reimbursed for certain expenses incurred for their services to us.
We have adopted the Southcross Energy Partners, L.P. Non-Employee Director Deferred Compensation Plan, pursuant to which non-employee directors of our general partner may elect on an annual basis to defer all earned cash and/or equity compensation until the director is no longer a director of our general partner. All amounts deferred will be converted into phantom units from us, which will be entitled to receive quarterly distributions from us. These quarterly distributions will also be converted to phantom units. At the conclusion of the deferral period, the accrued phantom units will be paid to the director in the form of (i) cash for deferrals of cash compensation equal to the fair market value as of such date and (ii) common units for deferrals of equity compensation. For the calendar year 2015, Mr. Williamson has elected to defer his non-employee director compensation.
Mr. Biotti informed us that in accordance with the internal policies of Charlesbank and the terms of the limited partnership agreements for the Charlesbank funds that have invested in Southcross Energy LLC (the “Charlesbank Fund”), that all compensation otherwise payable to Mr. Biotti as a result of being a director of our General Partner should be paid as follows: (i) cash compensation should be paid directly to Charlesbank and (ii) in lieu of equity compensation, any such additional compensation should be paid in cash directly to Charlesbank. On April 13, 2016, Mr. Biotti resigned from the board of directors of our General Partner. See Item 9B for additional information.
Mr. Downie informed us that in accordance with the internal policies of Tailwater and the terms of the limited partnership agreements for the Tailwater funds, all cash compensation otherwise payable to Mr. Downie as a result of being a director of our General Partner should be paid as follows: (i) cash compensation should be paid directly to Tailwater and (ii) in lieu of equity compensation, any such additional compensation should be paid in cash directly to Tailwater.
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
Director Compensation for 2015
The following table presents the cash, equity awards and other compensation earned, paid or awarded to each of our directors during the year ended December 31, 2015:

Name	Fees earned or paid in cash	Equity awards		Total
Jon M. Biotti (1)	$75,400	$75,000	(4)	$150,400
Jason Downie (2)	$66,500	$75,000	(4)	$141,500
Wallace C. Henderson (3)	$66,500	$75,000	(4)	$141,500
Nicholas J. Caruso (5)	$18,200	$77,383	(6)	$95,583
Jerry W. Pinkerton	$94,900	$76,988	(7)	$171,888
Ronald G. Steinhart	$74,900	$76,988	(8)	$151,888
Bruce A. Williamson	$84,800	$76,988	(9)	$161,788
_______________________________________________________________________________

(1)	Director associated with Charlesbank. Cash compensation was paid in cash to Charlesbank.

(2)	Director associated with Tailwater. Cash compensation was paid to Tailwater.

(3)	Director associated with EIG. Cash compensation was paid to EIG.

(4)
In lieu of an equity grant pursuant to the LTIP, the director received a cash payment. Mr. Biotti and Mr. Henderson do not hold any equity as of December 31, 2015. As a result of the relationship of Mr. Downie to Southcross Holdings Borrower LP, Mr. Downie may be deemed to indirectly beneficially own the 6,616,400 common units, 15,958,990

Class B Convertible Units and 12,213,713 subordinated units owned by Southcross Holdings Borrower LP. See Item 12 to this Annual Report.

(5)
On July 15, 2015, Mr. Caruso was appointed as a director of our General Partner. In connection with Mr. Caruso's appointment, the size of the Board of our General Partner was increased from seven directors to eight directors.

(6)
Mr. Caruso received 6,454 common units on July 15, 2015 based on a per unit price of $11.62, which was the average of the daily per unit closing price of our common units for the ten trading days immediately before July 15, 2015. The grant date fair value was $77,383 based on a per unit price of $11.99, which was the closing price on July 15, 2015. Including the common units granted to Mr. Caruso on July 15, 2015, Mr. Caruso has a total of 6,454 common units outstanding as of December 31, 2015. See Item 12 of this Annual Report.

(7)
Mr. Pinkerton received 5,365 common units on April 1, 2015 based on a per unit price of $13.98, which is the average of the daily per unit closing price of our common units for the ten trading days immediately before April 1, 2015. The grant date fair value was $76,988 based on a per unit price of $14.35, which was the closing price on April 1, 2015. Including the common units granted to Mr. Pinkerton on April 1, 2015, Mr. Pinkerton has a total of 14,739 common units outstanding as of December 31, 2015. See Item 12 of this Annual Report.

(8)
Mr. Steinhart received 5,365 common units on April 1, 2015 based on a per unit price of $13.98, which is the average of the daily per unit closing price of our common units for the ten trading days immediately before April 1, 2015. The grant date fair value was $76,988 based on a per unit price of $14.35, which was the closing price on April 1, 2015. Including the common units granted to Mr. Steinhart on April 1, 2015, Mr. Steinhart has a total of 26,879 common units outstanding as of December 31, 2015. See Item 12 of this Annual Report.

(9)
Mr. Williamson received 5,365 phantom units on April 1, 2015 based on a per unit price of $13.98, which is the average of the daily per unit closing price of our common units for the ten trading days immediately before April 1, 2015. Pursuant to Mr. Williamson’s election to defer such award in accordance with the Non-Employee Director Deferred Compensation Plan, Mr. Williamson was issued the reported phantom units. The grant date fair value was $76,988 based on a per unit price of $14.35, which was the closing price on April 1, 2015. Including the phantom units granted to Mr. Williamson on April 1, 2015, Mr. Williamson has a total of 31,994 phantom units outstanding as of December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the beneficial ownership of our units as of April 8, 2016 by:

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
Our General Partner is indirectly owned 100% by Holdings. EIG and Tailwater each indirectly own approximately one-third of Holdings, and a group of consolidated lenders under Holdings' revolving credit facility and term loan own the remaining one-third equity interest, which was previously owned by Charlesbank Capital Partners, LLC. The general partner of Holdings is Southcross Holdings GP LLC, of which EIG and Tailwater each indirectly own approximately one-third, and a group of consolidated lenders under Holdings' revolving credit facility and term loan own the remaining one-third equity interest, which was previously owned by Charlesbank Capital Partners, LLC. Our General Partner owns all of the general partner interests in us.
The amounts and percentage of units beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the SEC regulations, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote, or to direct the voting, of such security, and/or “investment power,” which includes the power to dispose, or to direct the disposition of, such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, a right to acquire beneficial ownership of a security within 60 days of April 8, 2016 by a person, if any, are deemed to be outstanding for computing the percentage of outstanding securities of the class by such person, but are not deemed to be outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting power and sole investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.
The percentages of units beneficially owned are based on a total of 28,512,465 common units, 12,213,713 subordinated units and 15,958,990 Class B Convertible Units outstanding as of April 8, 2016.

Name and address of beneficial owner(1)	Common units beneficially owned	Percentage of common units beneficially owned	Subordinated units beneficially owned(1)	Percentage of subordinated units beneficially owned	Class B Convertible Units beneficially owned(1)	Percentage of Class B Convertible Units beneficially owned	Percentage of total common, subordinated and Class B Convertible Units beneficially owned
Our Holding Company:
Southcross Holdings LP(2)(3)(4)	6,616,400	23.3%	12,213,713	100.0%	15,958,990	100%	61.5%
5% Owners Not Listed Above or Below:
Southcross Energy LLC(4)	6,616,400	23.3%	12,213,713	100.0%	15,958,990	100%	61.5%
EIG BBTS Holdings, LLC(5)	6,616,400	23.3%	12,213,713	100.0%	15,958,990	100%	61.5%
TW BBTS Aggregator LP(6)	6,616,400	23.3%	12,213,713	100.0%	15,958,990	100%	61.5%
Oppenheimer Funds, Inc.(7)	1,731,229	6.1%	—	—	—	—	3.1%
Current Directors and Named Executive Officers of Our General Partner:
J. Michael Anderson(2)(8)	76,213	*	—	—	—	—	*
David W. Biegler(2)	60,596	*	—	—	—	—	*
Jon M. Biotti(4)(9)	—	—	—	—	—	—	—
John E. Bonn(2)	34,900	*	—	—	—	—	*
Nicholas J. Caruso(2)	6,454	*	—	—	—	—	*
Jason H. Downie(6)(10)	6,616,400	23.3%	12,213,713	100.0%	15,958,990	100%	61.5%
Wallace C. Henderson(11)	—	—	—	—	—	—	—
Jerry W. Pinkerton(2)	14,739	*	—	—	—	—	*
Ronald G. Steinhart(2)(12)	26,879	*	—	—	—	—	*
Bruce A. Williamson(2)(13)	12,739	*	—	—	—	—	*
All current directors and executive officers of our General Partner as a group (consisting of 10 persons)(4)(6)(11)(12)(13)(14)	6,772,707	23.8%	12,213,713	100.0%	15,958,990	100%	61.7%
_______________________________________________________________________________

*	An asterisk indicates that the person or entity owns less than one percent.

(1)
This beneficial ownership table was prepared as of the Ownership Reference Date. The subordinated units convert into common units on a one-for-one basis on the expiration of the Subordination Period (as defined in the Partnership Agreement). The Class B Convertible Units convert into common units at the Class B Conversion Rate (as defined in our Partnership Agreement) on the Class B Conversion Date (as defined in the Partnership Agreement). Because such subordinated units and Class B Convertible Units were acquired in connection with transactions having the purpose or effect of changing or influencing the control of us, such subordinated units and Class B Convertible Units are considered converted for purposes of the calculations of the amounts noted under Rule 13d-3(d)(1)(i) of the Exchange Act. Pursuant to Rule 13d-3(d)(1)(i), the subordinated units and Class B Convertible Units are deemed outstanding for computing the percentage of the class owned by such beneficial owner, but not deemed to be outstanding for the purpose of computing the percentage of the class for any other person. The beneficial ownership reported for the Class B Convertible Units includes additional Class B Convertible Units issued in kind as distributions, including Class B Convertible Units issued on November 13, 2015 in connection with a distribution to holders of record of Class B Convertible Units on November 9, 2015.

(2)	The address for this person or entity is 1717 Main Street, Suite 5200, Dallas, Texas 75201.

(3)	Holdings, through its wholly-owned subsidiaries, owns 100% of our General Partner, 6,616,400 of our common units, 12,213,713 of our subordinated units and 15,958,990 of our Class B Convertible Units.

(4)
Based on a Schedule 13D/A filed with the SEC on May 21, 2015. The filing was made jointly by Southcross Energy LLC, Charlesbank Capital Partners, LLC, Southcross Holdings GP LLC, Southcross Holdings LP, Southcross Holdings Guarantor GP LLC, Southcross Holdings Guarantor LP, Southcross Holdings Borrower GP LLC and Southcross Holdings Borrower LP. Each party to the Schedule 13D, as amended, shares voting and dispositive power. Jon Biotti, a former director of our General Partner, is a managing director of Charlesbank Capital Partners, LLC, the investment adviser to the Charlesbank funds. Mr. Biotti disclaims beneficial interest in our common units, subordinated units and Class B Convertible Units, except to the extent of his pecuniary interest therein. The address for each party to the Schedule 13D, as amended, except for Charlesbank Capital Partners, LLC, is 1717 Main Street, Suite 5200, Dallas, Texas 75201. The address for Charlesbank Capital Partners, LLC is 200 Clarendon Street, 54th Floor, Boston, Massachusetts 02116. Effective April 13, 2016, Mr. Biotti resigned as a member of the board of directors of our General Partner and Southcross Energy LLC no longer holds an equity interest in Holdings.

(5)
Based on a Schedule 13D/A filed with the SEC on May 15, 2015. The filing was made jointly by EIG BBTS Holdings, LLC, EIG Management Company, LLC, EIG Asset Management, LLC, EIG Global Energy Partners, LLC, The R. Blair Thomas 2010 Irrevocable Trust, and R. Blair Thomas. Each party to the Schedule 13D, as amended, shares voting and dispositive power. The address for each party to the Schedule 13D, as amended, is 1700 Pennsylvania Ave. NW, Suite 800, Washington, D.C. 20006.

(6)
Based on a Schedule 13D/A filed with the SEC on May 15, 2015. The filing was made jointly by TW BBTS Aggregator LP, BB-II Holdco LP, TW/LM GP Sub, LLC, Tailwater Energy Fund I LP, TW GP EF-I, LP, TW GP EF-I GP, LLC, TW GP Holdings, LLC, Tailwater Holdings, LP, Tailwater Capital LLC, Jason Downie and Edward Herring. Each party to the Schedule 13D, as amended, shares voting and dispositive power. Based on the relationship of Jason H. Downie to Southcross Holdings Borrower LP, Downie, a director of our General Partner, may be deemed to indirectly beneficially own the common units, subordinated units and Class B Convertible Units held by Southcross Holdings Borrower LP. The address for each party to the Schedule 13D, as amended, is 300 Crescent Court, Suite 200, Dallas, Texas 75201.

(7)
Based on a Schedule 13G/A filed with the SEC on February 5, 2016. The filing was made jointly by OppenheimerFunds, Inc. (“OF”) and Oppenheimer SteelPath MLP Income Fund (“OSP”). The filing reflects that OF has shared voting power and shared dispositive power over 1,731,229 common units and beneficial ownership of 1,731,229 common units. The filing also reflects that OSP has sole voting power and shared dispositive power over 1,713,278 common units and beneficial ownership of 1,713,278. OF disclaims beneficial ownership of the 1,731,229 common units, which includes the ownership of OSP. OSP also disclaims beneficial ownership of the 1,713,278 common units. The address for OF is Two World Financial Center, 225 Liberty Street, New York, New York 10281 and the address for OSP is 6803 S. Tucson Way, Centennial, Colorado 80112.

(8)
As of June 26, 2015, Mr. Anderson is no longer an officer of our General Partner. See our Current Reports on Form 8-K filed with the SEC on June 8, 2015 and July 8, 2015. The beneficial ownership for Mr. Anderson is reported as known to us effective as of June 26, 2015.

(9)	The address for Mr. Biotti is 200 Clarendon Street, 54th Floor, Boston, Massachusetts 02116.

(10)
Mr. Downie owns no units directly. Includes 6,616,400 common units, 12,213,713 subordinated units and 15,958,990 Class B Convertible Units indirectly owned by Holdings. Based on the relationship of Jason H. Downie to Southcross Holdings Borrower LP, Mr. Downie may be deemed to indirectly beneficially own the common units, subordinated units and Class B Convertible Units held by Southcross Holdings Borrower LP. Mr. Downie disclaims beneficial ownership of the securities reported, except to the extent of Mr. Downie’s indirect pecuniary interest.

(11)	The address for Mr. Henderson is 1700 Pennsylvania Ave. NW, Suite 800, Washington, D.C. 20006.

(12)
Includes 16,879 common units owned directly by Mr. Steinhart. Also includes 2,500 common units owned by each of two of Mr. Steinhart’s sons and 1,000 common units owned by each of five trusts established for the benefit of Mr. Steinhart’s grandchildren, over which Mr. Steinhart shares voting and dispositive power. Mr. Steinhart has no pecuniary interest in, and disclaims any ownership of, such common units that are not owned by Mr. Steinhart directly.

(13)
Represents phantom units issued under the Non-Employee Director Deferred Compensation whereby Mr. Williamson has the right to acquire common units within 30 days of termination of his services. Mr. Williamson has elected to defer all earned compensation under the Non-Employee Director Deferred Compensation Plan until he is no longer a director of our General Partner. In accordance with the Non-Employee Director Deferred Compensation Plan, Mr. Williamson has a total of 29,543 phantom units, 16,804 of which will be settled in cash equal to the fair market value of our common units on the date of termination of Mr. Williamson’s services (and which are not included in the table).

(14)	Does not include any unvested phantom units granted to such directors and executive officers under the LTIP.
Securities Authorized for Issuance Under Equity Compensation Plan(1)
We have one compensation plan under which our common units are authorized for issuance, the LTIP. This equity compensation plan was approved by our unitholders. The following table sets forth certain information relating to the LTIP as of December 31, 2015:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by securities holders	470,750	—	5,400,284
Equity compensation plans not approved by security holders	—	—	—
Total	470,750	$—	5,400,284
_______________________________________________________________________________

(1)	See Note 13 to our consolidated financial statements for more information. No value is shown in column (b) of the table because the phantom units do not have an exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
As of April 8, 2016, Holdings owns 6,616,400 common units, 12,213,713 subordinated units and 15,958,990 Class B Convertible Units, representing a combined 61.4% limited partner interest in us. In addition, Holdings owns and controls our General Partner, which owns a 2.0% General Partner interest in us and all of our incentive distribution rights.
The following table summarizes the distributions and payments owed by us to our General Partner and its affiliates in connection with our ongoing operations and liquidation. Certain of these distributions and payments were determined among affiliated entities and, consequently, are not the result of arm's-length negotiations.

Operational Stage
Distributions to our General Partner and its affiliates
We generally make cash distributions (except with respect to our Class B Convertible Units, which are paid in Class B PIK Units) of 98.0% to our unitholders pro rata (including to Holdings, as the holder of a 61.5% limited partnership interest in us) and 2.0% to our General Partner, assuming our General Partner makes any capital contributions necessary to maintain its 2.0% general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, our General Partner is entitled to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target distribution level in connection with its incentive distribution rights.

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
Southcross Energy Partners GP, LLC (our General Partner)
Our General Partner does not receive a management fee or other compensation for its management of us.  However, our General Partner and its affiliates are entitled to reimbursements for all expenses incurred on our behalf, including, among other items, compensation expense for all employees required to manage and operate our business.  During the year ended December 31, 2015, we incurred expenses related to these reimbursements, which are reflected in operating expenses in our consolidated statements of operations.
Holdings Chapter 11 Reorganization

On March 28, 2016, Holdings and certain of its subsidiaries (other than us, our General Partner and our subsidiaries) filed a pre-packaged plan of reorganization (the “POR”) under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of Texas to restructure its debt obligations and strengthen its balance sheet. Our operations, customers, suppliers, partners and other constituents were excluded from such proceeding. On April 11, 2016, the bankruptcy court confirmed Holdings’ POR, and on April 13, 2016, Holdings and its subsidiaries emerged from its bankruptcy and consummated the following principal transactions:

•	issued 33.34% of the limited partner interests of Holdings to the lenders under Holdings’ credit facility in exchange for the elimination of certain funded debt obligations;

•	issued 33.33% of the limited partner interests of Holdings to EIG in exchange for approximately $85 million in cash;

•	issued 33.33% of the limited partner interests of Holdings to Tailwater in exchange for approximately $85 million in cash;

•
committed to provide us $50 million (as part of the Equity Cure Agreement discussed below), from the $170 million in new equity contributed to Holdings from the Sponsors, to ensure we have sufficient liquidity to comply with the applicable financial covenants set forth in our credit agreement; and

•	paid all of the receivable due to us.

In addition, pursuant to the terms of the POR, the Lenders have the right to appoint two members (one of which must be independent) to the board of directors of our general partner due to their equity interest in Holdings. The directors appointed by the Lenders will replace the directors previously appointed by Charlesbank Capital Partners, LLC. The court authorized

Holdings to continue to pay all of its trade creditors, suppliers and contractors, including us, in the ordinary course of business and any amounts owed by Holdings to these parties will not be impacted by the bankruptcy proceeding. We believe Holdings’ reorganization and POR will enhance our liquidity position, strengthen our balance sheet and position it to continue to support our business and growth.
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
As a result of the Holdings Transaction, Holdings, through its wholly-owned subsidiary Southcross Holdings Borrower LP, acquired from (a) BBTS Borrower LP ("BBTS") 100% of TexStar and its general partner and (b) from Southcross Energy LLC 2,116,400 of our common units and 12,213,713 of our subordinated units, collectively representing an approximate 39.8% limited partner interest in us, as well as 100% of our General Partner, which owns an approximate 2% general partner interest in us and our incentive distribution rights. In November 2014, BBTS, an entity controlled by EIG and Tailwater, distributed its interest in Holdings to EIG and Tailwater in roughly equal proportions. Southcross Energy LLC is controlled by Charlesbank. As a result of the Holdings Transaction, and the subsequent distribution by BBTS of its interests to EIG and Tailwater, each of Charlesbank, EIG and Tailwater owned approximately one-third of Holdings.
Waiver of Distribution on Subordinated Units
Beginning with the third quarter of 2014, until such time that we have a Distributable Cash Flow Ratio of at least 1.0, Holdings, the indirect holder of all of our subordinated units, has waived the right to receive distributions on any subordinated units that would cause our Distributable Cash Flow Ratio to be less than 1.0. In addition, the Credit Agreement Amendment (defined in Note 8 to the consolidated financial statements) imposed additional restrictions on our ability to declare and pay quarterly cash distributions with respect to our subordinated units.
Holdings Drop-Down Acquisition

On May 7, 2015, we acquired gathering, treating, compression and transportation assets (the “2015 Holdings Acquisition”) pursuant to a Purchase, Sale and Contribution Agreement among Holdings, TexStar Midstream Utility, LP, Frio LaSalle Pipeline, LP, us and certain of our subsidiaries. The acquired assets consist of the Valley Wells sour gas gathering and treating system (the "Valley Wells System"), compression assets that are part of the Valley Wells and Lancaster gathering and treating systems (the "Compression Assets") and two NGL pipelines. Due to the common control aspects in the 2015 Holdings Acquisition, the Partnership’s financial results retrospectively include the financial results for the Valley Wells System and the Compression Assets for all periods ending after August 4, 2014, the date of the Holdings Transaction. For additional details regarding the 2015 Holdings Acquisition, see Notes 1 and 3 to our consolidated financial statements.
Recent Lack of Quarterly Distributions
In January 2016 and effective for the fourth quarter of 2015, the board of directors of our General Partner voted not to pay a quarterly distribution and instead to reserve any excess cash for the operation of our business. Quarterly distributions were paid by the Partnership through the third quarter of 2015. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders. The board of directors and management will continue to evaluate the Partnership's ability to reinstate the distribution in future periods.

Board of Directors
The board of directors of our General Partner is comprised of eight directors. Pursuant to the organizational documents of the general partner of Holdings, two directors (one of whom must be independent) on our board of directors will be appointed by each of EIG, Tailwater and the group of lenders who received membership interest in Holdings in connection with Holdings’ Chapter 11 reorganization. On July 15, 2015, a fourth outside director was elected to serve on the board of directors of our General Partner. The eighth member of the board of directors of our General Partner, and its chairman, is David W. Biegler. Mr. Biegler will serve as chairman until the earlier of August 4, 2016 and his death or resignation.
All of our directors are compensated equally for similar responsibilities and reimbursed for expenses incurred for their services to us. For the years ended December 31, 2015 and 2014, we paid Charlesbank, EIG and Tailwater $0.3 million and $0.4 million, respectively, for director fees and related expenses. These expenses are reflected in general and administrative expenses in our consolidated statements of operations.
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
Shared Services with Southcross Holdings LP and Other Affiliates
Certain of the employees of our General Partner perform management, administrative, operational and workforce related services to affiliated entities, including Holdings, which owns 100% of our General Partner, and an affiliate that is jointly owned by EIG and Tailwater, two of our Sponsors. The expenses associated with these services, which are shared with these entities, are recorded in general and administrative expense in our statement of operations and are allocated in a manner approved by the board of directors and Conflicts Committee. For the years ended December 31, 2015 and 2014, we allocated $3.4 million and $1.0 million, respectively, to Holdings. For the year ended December 31, 2014, we allocated $0.1 million to an affiliate of two of our Sponsors.
The Conflicts Committee of the board of directors of our General Partner has reviewed the cost allocation methodology applicable to these services and, based on representations from management, determined that the fees charged were fair.
Other Transactions with Affiliates

In conjunction with the TexStar Rich Gas System Transaction, we entered into a gas gathering and processing agreement (the “G&P Agreement”) and an NGL sales agreement (the “NGL Agreement”) with an affiliate of Holdings. Under the terms of these commercial agreements, we transport, process and sell rich natural gas for the affiliate of Holdings in return for agreed-upon fixed fees, and we can sell natural gas liquids that we own to Holdings at agreed-upon fixed prices. The NGL Agreement also permits us to utilize Holdings’ fractionation services at market-based rates.

In conjunction with the 2015 Holdings Acquisition, we entered into a series of commercial agreements with affiliates of Holdings including a gas gathering and treating agreement, a compression services agreement, a repair and maintenance agreement and an NGL transportation agreement. Under the terms of these commercial agreements, we gather, treat, transport, compress and redeliver natural gas for the affiliates of Holdings in return for agreed-upon fixed fees. In addition, under the NGL transportation agreement, we transport a minimum volume of NGLs per day at a fixed rate per gallon. The operational expense associated with such agreements has been capped at $1.7 million per quarter. During the year ended December 31, 2015, we exceeded this cap by $2.7 million which was recorded as a receivable from Holdings on our consolidated balance sheets.

During the year ended December 31, 2015 and 2014, the Partnership recorded revenues from affiliates of $94.7 million and $13.3 million in accordance with the G&P Agreement, the NGL Agreement and the commercial agreements entered into in connection with the 2015 Holdings Acquisition.

We had accounts receivable due from affiliates of $49.7 million and $11.3 million as of December 31, 2015 and 2014, respectively, and accounts payable due to affiliates of $7.9 million and $12.9 million as of December 31, 2015 and 2014, respectively. The affiliate receivable and payable balances are related primarily to transactions associated with Holdings, noted above, and our joint venture investments (defined in Note 15 to our consolidated financial statements).

During the year ended December 31, 2015, Holdings purchased $2.3 million of office leasehold improvements from SXE.

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
We have engaged Deloitte & Touche LLP as our independent registered public accounting firm. The following table summarizes fees we have paid Deloitte & Touche LLP for the audit of our annual financial statements and other services rendered for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Audit fees(1)	$1,357,900	$1,620,455
Audit-related fees(2)	300,000	523,236
Tax fees(3)	48,882	71,494
All other fees(4)	—	96,422
	$1,706,782	$2,311,607
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
The Audit Committee has approved the appointment of Deloitte & Touche LLP as independent registered public accounting firm to conduct the audit of our financial statements for the year ended December 31, 2015.

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

10.2
Term Loan Credit Agreement, dated as of August 4, 2014, by and among Southcross Energy Partners, L.P., Wilmington Trust, National Association (successor to Wells Fargo Bank, N.A.), as Administrative Agent, UBS Securities LLC and Barclays Bank PLC, as Co-Syndication Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 4, 2014).

10.3#	Southcross Energy Partners, L.P. Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 6, 2015).
10.4#	Form of Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Commission File No. 333-180841)).
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

10.8#
Southcross Energy Partners, L.P. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.9
Contribution Agreement, dated as of June 11, 2014, by and among TexStar Midstream Services, LP, Southcross Energy Partners, L.P. and Southcross Energy GP LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 11, 2014).

10.10#*	Employment Agreement, dated as of March 5, 2015, by and between Southcross Energy Partners GP, LLC and John E. Bonn.
10.11#
Retention Agreement, dated as of November 6, 2014, by and between Southcross Energy Partners GP, LLC and J. Michael Anderson (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.12
Purchase, Sale and Contribution Agreement, by and among Southcross Energy Partners, L.P., Southcross CCNG Gathering Ltd., Southcross NGL Pipeline Ltd., FL Rich Gas Services, LP, TexStar Midstream Utility, LP, Frio LaSalle Pipeline, LP and Southcross Holdings LP, dated as of May 7, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 7, 2015).

10.13
First Amendment to Third Amended and Restated Revolving Credit Agreement, by and among the Partnership, as borrower, Wells Fargo Bank, N.A., as Administrative Agent, and the lenders and other parties thereto, dated as of May 7, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 7, 2015).

10.14#
Severance Agreement, dated as of June 8, 2015, by and between Southcross Energy Partners GP, LLC and Bret M. Allan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 8, 2015).

10.15#
Severance Agreement, dated as of June 15, 2015, by and between Southcross Energy Partners GP, LLC and Joel D. Moxley (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 15, 2015).

10.16#
General Release Agreement, executed July 3, 2015 and effective June 26, 2015, by and between Southcross Energy Partners GP, LLC and J. Michael Anderson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 3, 2015).

10.17
Equity Cure Contribution Agreement, dated March 17, 2016, by and between Southcross Energy Partners, L.P. and Southcross Holdings LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 22, 2016).

10.18*#	Southcross Energy Partners, L.P. 2016 Cash-Based Long-Term Incentive Plan and Form of Award Agreement.
10.19#
Retention Agreement, dated March 17, 2016, by and between Southcross Energy GP, LLC and Mr. John E. Bonn (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 22, 2016).

Exhibit Number	Description
10.20#
Retention Agreement, dated March 17, 2016, by and between Southcross Energy GP, LLC and Mr. Bret M. Allan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 22, 2016).

10.21#
Retention Agreement, dated March 17, 2016, by and between Southcross Energy GP, LLC and Mr. Joel D. Moxley (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated March 22, 2016).

10.22
Form of Senior Unsecured PIK Note, dated as of January 7, 2016, by and between Southcross Energy Partners, L.P. and the Lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 8, 2016).

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

101.INS*†	XBRL Instance Document
101.SCH*†	XBRL Taxonomy Extension Schema
101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	XBRL Taxonomy Extension Label Linkbase
101.PRE*†	XBRL Extension Presentation Linkbase

#	Management contracts or compensatory plans or arrangement.

*	Filed or furnished herewith.

†	The financial information contained in the XBRL (eXtensible Business Reporting Language)-related documents is unaudited.
(c)   Financial Statement Schedules
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southcross Energy Partners, L.P.
By: Southcross Energy Partners GP, LLC, our General Partner
Date:	April 14, 2016	By:	/s/ JOHN E. BONN
John E. Bonn President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

SIGNATURE	TITLE	DATE

/s/ JOHN E. BONN	President and Chief Executive Officer	April 14, 2016
John E. Bonn	(Principal Executive Officer)

/s/ BRET M. ALLAN	Senior Vice President and Chief Financial Officer	April 14, 2016
Bret M. Allan	(Principal Financial Officer)

/s/ G. TRACY OWENS	Vice President and Chief Accounting Officer	April 14, 2016
G. Tracy Owens	(Principal Accounting Officer)

/s/ DAVID W. BIEGLER	Chairman of the Board	April 14, 2016
David W. Biegler

/s/ JASON DOWNIE	Director	April 14, 2016
Jason Downie

/s/ WALLACE HENDERSON	Director	April 14, 2016
Wallace Henderson

/s/ JERRY W. PINKERTON	Director	April 14, 2016
Jerry W. Pinkerton

/s/ RONALD G. STEINHART	Director	April 14, 2016
Ronald G. Steinhart

/s/ BRUCE A. WILLIAMSON	Director	April 14, 2016
Bruce A. Williamson

/s/ NICHOLAS J. CARUSO	Director	April 14, 2016
Nicholas J. Caruso