Form 10-Q
period 2016-06-30
Southcross Energy Partners, L.P.
filed 2016-08-05
CIK 1547638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016, the registrant has 36,923,934 common units outstanding, 12,213,713 subordinated units outstanding and 16,522,484 Class B Convertible Units outstanding.  Our common units trade on the NYSE under the symbol “SXE.”

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

Southcross Energy Partners, L.P.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$4,859	$11,348
Trade accounts receivable	29,860	39,585
Accounts receivable - affiliates	16,269	49,734
Prepaid expenses	2,576	3,915
Deposits to suppliers	3,837	—
Other current assets	961	1,256
Total current assets	58,362	105,838

Property, plant and equipment, net	1,034,266	1,066,001
Investments in joint ventures	138,461	140,526
Other assets	1,675	6,595
Total assets	$1,232,764	$1,318,960

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$36,081	$66,458
Accounts payable - affiliates	7,304	7,871
Current portion of long-term debt	4,500	4,500
Other current liabilities	6,472	10,406
Total current liabilities	54,357	89,235

Long-term debt	552,685	604,518
Other non-current liabilities	10,341	3,871
Total liabilities	617,383	697,624

Commitments and contingencies (Note 7)

Partners' capital:
Common units (36,902,492 and 28,420,619 units outstanding as of June 30, 2016 and December 31, 2015, respectively)	274,990	271,236
Class B Convertible units (16,522,484 and 15,958,990 units issued and outstanding as of June 30, 2016 and December 31, 2015)	295,801	300,596
Subordinated units (12,213,713 units issued and outstanding as of June 30, 2016 and December 31, 2015)	32,995	37,920
General partner interest	11,595	11,584
Total partners' capital	615,381	621,336
Total liabilities and partners' capital	$1,232,764	$1,318,960

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Revenues	$100,141	$146,129	$195,596	$324,620
Revenues - affiliates	24,561	21,091	48,832	28,538
Total revenues	124,702	167,220	244,428	353,158

Expenses:
Cost of natural gas and liquids sold	85,619	124,595	165,066	265,710
Operations and maintenance	19,615	19,834	36,393	42,388
Depreciation and amortization	18,908	17,571	37,449	34,603
General and administrative	8,162	9,003	16,048	16,809
Impairment of assets	—	193	—	193
Loss (gain) on sale of assets, net	(12,576)	(38)	(12,576)	180
Total expenses	119,728	171,158	242,380	359,883

Income (loss) from operations	4,974	(3,938)	2,048	(6,725)
Other expense:
Equity in losses of joint venture investments	(3,534)	(3,604)	(6,963)	(7,155)
Interest expense	(8,833)	(7,900)	(18,003)	(15,398)
Total other expense	(12,367)	(11,504)	(24,966)	(22,553)
Loss before income tax benefit (expense)	(7,393)	(15,442)	(22,918)	(29,278)
Income tax benefit (expense)	(3)	(9)	3	(78)
Net loss	$(7,396)	$(15,451)	$(22,915)	$(29,356)
General partner unit in-kind distribution	(26)	(61)	(26)	(137)
Net loss attributable to Holdings	—	(1,103)	—	(4,258)
Net loss attributable to partners	$(7,422)	$(14,409)	$(22,941)	$(25,235)

Earnings per unit and distributions declared
Net loss allocated to limited partner common units	$(3,953)	$(6,928)	$(11,782)	$(11,830)
Weighted average number of limited partner common units outstanding	33,921	26,477	31,183	25,143
Basic and diluted loss per common unit	$(0.12)	$(0.26)	$(0.38)	$(0.47)

Net loss allocated to limited partner subordinated units	$(1,423)	$(3,194)	$(4,613)	$(5,744)
Weighted average number of limited partner subordinated units outstanding	12,214	12,214	12,214	12,214
Basic and diluted loss per subordinated unit	$(0.12)	$(0.26)	$(0.38)	$(0.47)
Distributions declared and paid per common unit	$—	$0.40	$—	$0.80

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(22,915)	$(29,356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,449	34,603
Unit-based compensation	1,706	2,475
Amortization of deferred financing costs and PIK interest	1,904	1,727
Loss (gain) on sale of assets, net	(12,576)	180
Unrealized loss (gain) on financial instruments	(55)	221
Equity in losses of joint venture investments	6,963	7,155
Distribution from joint venture investment	390	—
Impairment of assets	—	193
Other, net	(184)	(2)
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	44,409	16,951
Prepaid expenses and other current assets	1,502	780
Deposits paid to suppliers	(3,837)	—
Other non-current assets	—	76
Accounts payable and accrued liabilities	(27,808)	(31,404)
Other liabilities, including affiliates	3,000	904
Net cash provided by operating activities	29,948	4,503
Cash flows from investing activities:
Capital expenditures	(12,434)	(64,959)
Insurance proceeds from property damage claims, net of expenditures	125	100
Net proceeds from sales of assets	20,402	4,693
Consideration paid for Holdings' drop-down acquisition	—	(15,000)
Investment contributions to joint venture investments	(5,287)	(2,474)
Net cash provided by (used in) investing activities	2,806	(77,640)
Cash flows from financing activities:
Borrowings under our credit facility	3,110	102,000
Repayments under our credit facility	(54,250)	(15,000)
Repayments under our term loan agreement	(2,250)	(2,250)
Payments on capital lease obligations	(204)	(276)
Financing costs	(86)	(602)
Tax withholdings on unit-based compensation vested units	(57)	—
Payments of distributions and distribution equivalent rights	—	(23,306)
Expenses paid by Holdings on behalf of Valley Wells' assets	—	17,858
Borrowing of senior unsecured PIK notes	14,000	—
Repayment of senior unsecured PIK notes and PIK interest	(14,260)	—
Valley Wells operating expense cap adjustment	2,637	—
Contributions from general partner	—	1,281
Common unit issuances to Holdings related to equity cures	11,884	—
Interest on receivable due from Holdings	233	—
Net cash provided by (used in) financing activities	(39,243)	79,705

Net increase (decrease) in cash and cash equivalents	(6,489)	6,568
Cash and cash equivalents — Beginning of period	11,348	1,649
Cash and cash equivalents — End of period	$4,859	$8,217

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Partners' Capital
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Total
BALANCE - December 31, 2015	$271,236	$300,596	$37,920	$11,584	$621,336
Net loss	(11,768)	(6,081)	(4,607)	(459)	(22,915)
Unit-based compensation on long-term incentive plan	1,706	—	—	—	1,706
Accrued distribution equivalent rights on long-term incentive plan	11	—	—	—	11
Tax withholdings on unit-based compensation vested units	(57)	—	—	—	(57)
Interest on receivable due from Holdings	—	—	—	233	233
Common unit issuances to Holdings related to equity cures	12,416	—	—	245	12,661
Valley Wells' operating expense cap adjustment	2,406	—	—	—	2,406
General partner unit in-kind distribution	(15)	(7)	(4)	26	—
Class B Convertible unit in-kind distribution	(945)	1,293	(314)	(34)	—
BALANCE - June 30, 2016	$274,990	$295,801	$32,995	$11,595	$615,381

	Partners' Capital
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Southcross Holdings' equity in contributed subsidiaries	Total
BALANCE - December 31, 2014	$259,735	$298,833	$48,831	$12,385	$77,320	$697,104
Net loss	(11,802)	(7,100)	(5,694)	(502)	(4,258)	(29,356)
Contributions from general partner	—	—	—	1,281	—	1,281
Class B Convertible unit in-kind distribution	(4,414)	6,706	(2,158)	(134)	—	—
Unit-based compensation on long-term incentive plan	2,333	—	—	—	—	2,333
Cash distributions and distribution equivalent rights paid	(19,040)	—	(3,432)	(834)	—	(23,306)
Accrued distribution equivalent rights on long-term incentive plan	(444)	—	—	—	—	(444)
General partner unit in-kind distribution	(92)	—	(45)	137	—	—
Valley Wells' operating expense cap adjustment	518	—	—	—	—	518
Purchase of assets in Holdings drop-down acquisition	62,640	—	—	—	(77,640)	(15,000)
Contribution of NGL pipelines in Holdings drop-down acquisition	—	—	—	—	15,000	15,000
Net assets contributed in Holdings drop-down acquisition in excess of consideration paid	14,806	7,929	6,387	594	(29,716)	—
Expenses paid by Holdings on behalf of Valley Wells' assets	—	—	—	—	17,858	17,858
Net liabilities assumed by Holdings in Holdings drop-down acquisition	—	—	—	—	1,436	1,436
BALANCE - June 30, 2015	$304,240	$306,368	$43,889	$12,927	$—	$667,424

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

Southcross Holdings LP, a Delaware limited partnership (“Holdings”), indirectly owns 100% of Southcross Energy Partners GP, LLC, a Delaware limited liability company, our General Partner (“General Partner”) (and therefore controls us), all of our subordinated and Class B convertible units and 40.7% of our common units. Our General Partner owns an approximate 2.0% interest in us and all of our incentive distribution rights.

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

Liquidity Consideration
Energy commodity prices declined substantially in 2014 due to a number of factors, including a continuing growth of supply, slowdown or decline in demand and challenges in global economic, financial and monetary markets. The continued, sustained low natural gas, NGL and crude oil prices have negatively impacted natural gas and oil exploration and production activity levels industry-wide. Our future cash flow will be materially adversely affected if this prolonged pricing deterioration continues for the commodities we sell or if the reduction in drilling for oil or natural gas continues in the geographic areas in which we operate continues, including the Eagle Ford Shale region.
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
After considering these uncertainties, our forecast indicates future shortfalls in the amount of consolidated EBITDA (as defined in the Third Amended and Restated Revolving Credit Agreement with Wells Fargo, N.A., UBS Securities LLC and Barclays Bank PLC and a syndicate of lenders (the “Third A&R Revolving Credit Agreement”), as amended in May 2015) necessary to remain in compliance with the consolidated total leverage ratio of our Financial Covenants (as defined in Note 6) in our Credit Facility (as defined in Note 6) for the remainder of 2016. As discussed in further detail in Note 6, we have the right to cure such a Financial Covenant Default (as defined in Note 6) by either our Sponsors or Holdings purchasing equity interests in or making capital contributions (an equity cure) resulting in, among other things, proceeds that, if added to consolidated EBITDA, would result in us satisfying the Financial Covenants. Once such an equity cure is made, it is included in our consolidated EBITDA calculation in any rolling twelve month period that includes the quarter that was cured. Should there be an event of default under the Credit Facility, and such default is not cured, we also would experience a cross default under our Term Loan Agreement (defined in Note 6) and all of our debt would become due and payable to our lenders.
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
As of June 30, 2016, we were in compliance with the consolidated total leverage ratio of our Financial Covenants. However, we used an aggregate $12.4 million of the $50 million equity commitment from Holdings to fund equity cures as of December 31, 2015 and March 31, 2016. In accordance with the requirements above and the amounts funded for these equity cures, Holdings was issued 8,029,729 common units on May 2, 2016 for the fourth quarter 2015 equity cure ($11.9 million) that was funded in March 2016 and 359,459 common units on May 13, 2016 for the first quarter 2016 equity cure ($0.5 million) that was funded in July 2016. We anticipate funding additional equity cures needed to maintain compliance with our Financial Covenants through the end of 2016 with the equity commitment from Holdings or other equity contributions from Holdings. Therefore, these financial statements have been presented as if we will continue as a going concern. See Note 6.
On January 7, 2016, in response to our need for additional liquidity, we issued at par senior unsecured PIK notes in the aggregate principal amount of $14.0 million (the "PIK Notes") to affiliates of EIG and Tailwater, with interest at a rate of 7% due January 7, 2017. Contemporaneous with the resolution of Holdings’ bankruptcy proceedings in April 2016, the PIK Notes and the related PIK interest of $0.3 million were repaid in full.
Distribution Suspension
The board of directors of our General Partner voted not to pay a quarterly distribution with respect to the fourth quarter of 2015 and the first and second quarters of 2016 and instead, based on current conditions, to reserve any excess cash for the operation of our business. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders. The board of directors and management will continue to evaluate the Partnership's ability to reinstate the distribution in future periods. See Note 3.
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

Basis of Presentation

We prepared this report under the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by GAAP and should be read in conjunction with our 2015 Annual Report on Form 10-K (“2015 Annual Report on Form 10-K”). The condensed consolidated financial statements as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015, are unaudited and have been prepared on the same basis as the audited financial statements included in our 2015 Annual Report on Form 10-K. Adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position have been included herein. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

Significant Accounting Policies

During the second quarter of 2016, there were no material changes to our significant accounting policies described in Note 1 of our 2015 Annual Report on Form 10-K.

Recent Accounting Pronouncements
Accounting standard-setting organizations frequently issue new or revised accounting pronouncements. We review and evaluate new pronouncements and existing pronouncements below to determine their impact, if any, on our consolidated financial statements. We are evaluating the impact of each pronouncement on our consolidated financial statements.
In February 2015, the Financial Accounting Standards Board (“FASB”) issued a pronouncement that amended the current consolidation guidance with regard to variable interest entities and voting interest entities. The standard became effective in 2016 and amends the guidance and framework for determining whether a partial-interest owner in a subsidiary should consolidate and potentially revise their disclosures regarding the topic. We adopted this standard in 2016.

In February 2016, the FASB issued a pronouncement amending disclosure and presentation requirements for lessees and lessors to reflect more accurately the recognition of assets and liabilities that arise from leases. The pronouncement states that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the face of the balance sheet. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. This standard will become effective beginning in 2019.

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

In 2014, a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance under GAAP was issued. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers and in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In April 2016, the FASB issued an accounting pronouncement which updates the identifying performance obligations and licensing implementation guidance. The standard will become effective beginning in 2018.
In May 2016, the FASB issued a pronouncement for the new revenue recognition guidance on assessing collectability, presentation of sales taxes, non-cash consideration, completed contracts and contract modifications. The pronouncement is intended to reduce the potential for diversity in practice at initial application and cost and complexity on an ongoing basis. The standard will become effective beginning in 2018.
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

Revenues and net income for the previously separate entities and the combined amounts for the three and six months ended June 30, 2015, are as follows (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Partnership revenues	$165,560	$346,109
Valley Wells System and Compression Assets revenue	1,660	7,049
Combined revenues	$167,220	$353,158

Partnership net loss	$(14,348)	$(25,098)
Valley Wells System and Compression Assets net loss	(1,103)	(4,258)
Combined net loss	$(15,451)	$(29,356)

3. NET LOSS PER LIMITED PARTNER UNIT AND DISTRIBUTIONS

Net Loss Per Limited Partner Unit

The following is a reconciliation of net loss attributable to limited partners and the limited partner units used in the basic and diluted earnings per unit calculations for the three and six months ended June 30, 2016 and 2015 (in thousands, except unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(7,396)	$(15,451)	$(22,915)	$(29,356)
General partner unit in-kind distribution	(26)	(61)	(26)	(137)
Net loss attributable to Holdings	—	(1,103)	—	(4,258)
Net loss attributable to partners	$(7,422)	$(14,409)	$(22,941)	$(25,235)

General partner's interest (1)	$(156)	$(306)	$(465)	$(561)
Class B Convertible limited partner interest (1)	(1,890)	(3,981)	(6,081)	(7,100)
Limited partners' interest (1)
Common	$(3,953)	$(6,928)	$(11,782)	$(11,830)
Subordinated	(1,423)	(3,194)	(4,613)	(5,744)

(1) General Partner's and limited partners’ interests are calculated based on the allocation of net losses for the period, net of the General Partner unit in-kind distributions. The Class B convertible unit (“Class B Convertible Units”) interest is calculated based on the allocation of only net losses for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
Common Units	2016	2015	2016	2015
Interest in net loss	$(3,953)	$(6,928)	$(11,782)	$(11,830)
Effect of dilutive units - numerator (1)	—	—	—	—
Dilutive interest in net loss	$(3,953)	$(6,928)	$(11,782)	$(11,830)

Weighted-average units - basic	33,920,732	26,476,520	31,183,306	25,143,455
Effect of dilutive units - denominator (1)	—	—	—	—
Weighted-average units - dilutive	33,920,732	26,476,520	31,183,306	25,143,455

Basic and diluted net loss per common unit	$(0.12)	$(0.26)	$(0.38)	$(0.47)

	Three Months Ended June 30,		Six Months Ended June 30,
Subordinated Units	2016	2015	2016	2015
Interest in net loss	$(1,423)	$(3,194)	$(4,613)	$(5,744)
Effect of dilutive units - numerator (1)	—	—	—	—
Dilutive interest in net loss	$(1,423)	$(3,194)	$(4,613)	$(5,744)

Weighted-average units - basic	12,213,713	12,213,713	12,213,713	12,213,713
Effect of dilutive units - denominator (1)	—	—	—	—
Weighted-average units - dilutive	12,213,713	12,213,713	12,213,713	12,213,713

Basic and diluted net loss per subordinated unit	$(0.12)	$(0.26)	$(0.38)	$(0.47)

(1) Because we had a net loss for all periods for common units and the subordinated units, the effect of the dilutive units would be anti-dilutive to the per unit calculation. Therefore, the weighted average units outstanding are the same for basic and dilutive net loss per unit for those periods. The weighted average units that were not included in the computation of diluted per unit amounts was 55,202 and 7,074 for the three and six months ended June 30, 2016, respectively.

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

Cash Distributions

The board of directors of our General Partner voted not to pay a quarterly distribution with respect to the fourth quarter of 2015 and the first and second quarters of 2016 and instead, based on current conditions, to reserve any excess cash for the operation of our business. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders. The board of directors and management will continue to evaluate the Partnership's ability to reinstate the distribution in future periods. See Note 1.

Holdings did not receive a distribution for the first quarter of 2015 in respect of the 4.5 million common units acquired by it in connection with the 2015 Holdings Acquisition.
Paid In-Kind Distributions

Class B Convertible Units. As of June 30, 2016, the Class B Convertible Units consisted of 16,522,484 of such units including the additional Class B Convertible Units issued in-kind as a distribution (“Class B PIK Units”). The Class B Convertible Units are not participating securities for purposes of the earnings per unit calculation. Commencing with the quarter ended September 30, 2014 and until converted, as long as certain requirements are met, the holders of the Class B Convertible Units will receive quarterly distributions in an amount equal to $0.3257 per unit. These distributions will be paid quarterly in Class B PIK Units within 45 days after the end of each quarter. Our General Partner was entitled, and has exercised its right, to retain its 2.0% general partner interest in us in connection with the original issuance of the Class B Convertible Units. In connection with future distributions of Class B PIK Units, the General Partner is entitled to a corresponding distribution to maintain its 2.0% general partner interest in us. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions. See Note 8.

The following table presents the PIK distributions issued on the Class B Convertible Units during 2016 (in thousands, except per unit and in-kind distribution units):

Payment Date	Attributable to the Quarter Ended	Per Unit Distribution	In-Kind Class B Convertible Unit Distributions to Class B Convertible Holders	In-Kind Class B Convertible Distributions Value(1)	In-Kind Unit Distribution to General Partner	In-Kind General Partner Distribution Value(1)
2016
August 9, 2016	June 30, 2016	$0.3257	289,165	$581	5,901	$12
May 9, 2016	(2)	0.3257	563,494	1,293	11,499	26

(1) The fair value was calculated as required, based on the common unit price at the quarter end date for the period attributable to the distribution, multiplied by the number of units distributed.
(2) We suspended distributions to holders of our Class B Convertible Units for the quarters ended December 31, 2015 and March 31, 2016. However, under the terms of our Partnership agreement, such paid in-kind (“PIK”) distributions continued to accumulate. On May 9, 2016, we issued the accumulated Class B Convertible Units to Holdings and general partner units to our General Partner related to the quarters ended December 31, 2015 and March 31, 2016.

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

Derivative Financial Instruments
Interest Rate Derivative Transactions
We enter into interest rate swap contracts whereby we receive a floating rate and pay a fixed rate to reduce the risk associated with the variability of interest rates for our term loan borrowings. Our interest rate swap position was as follows (in thousands):

				Estimated Fair Value
Notional Amount	Fixed Rate	Effective Date	Maturity Date	June 30, 2016
$100,000	1.195%	June 30, 2015	January 1, 2017	$(104)

Effectively, we enter into interest rate cap contracts to limit our London Interbank Offered Rate (“LIBOR”)-based interest rate risk on the portion of debt hedged at the contracted cap rate. Our interest rate cap position was as follows (in thousands):

				Estimated Fair Value
Notional Amount	Cap Rate	Effective Date	Maturity Date	June 30, 2016
$20,000	1.500%	December 31, 2014	December 31, 2016	$—
80,000	3.000%	June 30, 2015	June 30, 2017	—
50,000	3.000%	December 31, 2015	December 31, 2017	—
50,000	3.000%	June 30, 2016	June 30, 2018	1
				$1

In June 2016, we entered into an interest rate cap contract for $50.0 million notional value, effective June 30, 2016, with a maturity date of June 30, 2018. The contract effectively caps our LIBOR-based interest rate on that portion of debt at 3.0%.

These interest rate derivatives are not designated as cash flow hedging instruments for accounting purposes and as a result, changes in the fair value are recognized in interest expense immediately.

The fair value of our interest rate derivative transactions is determined based on a discounted cash flow method using contractual terms of the transactions. The floating coupon rate is based on observable rates consistent with the frequency of the interest cash flows. We have elected to present our interest rate derivatives net in the balance sheets. There was no effect of offsetting in the balance sheets as of June 30, 2016 or December 31, 2015.

The fair values of our interest rate derivative transactions were as follows (in thousands):

	Significant Other Observable Inputs (Level 2)
	Fair Value Measurement as of
	June 30, 2016	December 31, 2015
Current interest rate derivative assets	$—	$6
Non-current interest rate derivative assets	—	4
Current interest rate derivative (liabilities)	(104)	(169)
Total interest rate derivatives	$(104)	$(159)

The realized and unrealized amounts recognized in interest expense associated with derivatives were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unrealized loss (gain) on interest rate derivatives	$(85)	$54	$(55)	$109
Realized loss on interest rate derivatives	99	154	198	258

Commodity Swaps

In our normal course of business, periodically we enter into month-ahead swap contracts to hedge our exposure to certain intra-month natural gas index pricing risk. We had no outstanding month-ahead swap contracts as of June 30, 2016 and December 31, 2015. We define these contracts as Level 2 because the index price associated with such contracts is observable and tied to a similarly quoted first-of-the-month natural gas index price.

The realized and unrealized gain/loss on these derivatives, recognized in revenues in our statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Realized gain on commodity swap derivatives	$—	$125	$—	$136
Unrealized loss on commodity swap derivatives	—	—	—	(112)
5. LONG-LIVED ASSETS
Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (yrs)	June 30, 2016	December 31, 2015
Pipelines	15-30	$552,197	$542,790
Gas processing, treating and other plants	15	556,917	547,253
Compressors	7-15	76,661	72,750
Rights of way and easements	15	50,160	46,692
Furniture, fixtures and equipment	5	9,320	9,252
Capital lease vehicles	3-5	2,442	2,442
Total property, plant and equipment		1,247,697	1,221,179
Accumulated depreciation and amortization		(249,944)	(212,991)
Total		997,753	1,008,188

Construction in progress		12,798	32,214
Land and other		23,715	25,599
Property, plant and equipment, net		$1,034,266	$1,066,001

Depreciation is provided using the straight-line method based on the estimated useful life of each asset.

In May 2016, we finalized the sale of a portion of pipeline for $15.0 million, which was determined to be a sale of assets. We recorded a $13.6 million gain on sale of assets on our condensed consolidated statement of operations in connection with this sale.

Intangible Assets

Intangible assets of $1.4 million and $1.5 million as of June 30, 2016 and December 31, 2015, respectively, represent the unamortized value assigned to long-term supply and gathering contracts. These intangible assets are amortized on a straight-line basis over the 30-year expected useful lives of the contracts through 2041. Amortization expense over the next five years related to intangible assets is not significant.

6. LONG-TERM DEBT

Our outstanding debt and related information at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016	December 31, 2015
Revolving credit facility due 2019	$130,555	$181,695
Term loans (including original issue discount of $1.6 million and $1.8 million as of June 30, 2016 and December 31, 2015, respectively) due 2021	439,378	441,464
Total long-term debt (including current portion)	569,933	623,159
Current portion of long-term debt	(4,500)	(4,500)
Deferred financing costs	(12,748)	(14,141)
Total long-term debt	$552,685	$604,518

Outstanding letters of credit	$16,378	$18,305
Remaining unused borrowings	$53,067	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average interest rate	5.24%	5.15%	5.23%	5.13%
Average outstanding borrowings	$608,382	$276,441	$617,368	$265,537
Maximum borrowings	$626,680	$563,625	$628,055	$563,625

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

Deferred Financing Costs

Deferred financing costs are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included in long-term debt on the balance sheets. Changes in deferred financing costs are as follows (in thousands):

	2016	2015
Deferred financing costs, January 1	$14,141	$16,602
Capitalization of deferred financing costs	130	597
Less:
Amortization of deferred financing costs	(1,523)	(1,557)
Deferred financing costs, June 30	$12,748	$15,642

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

Formosa. In March 2013, one of our subsidiaries, Southcross Marketing Company Ltd. (“Marketing”), filed suit against Formosa Hydrocarbons Company, Inc. (“Formosa”) for breach of contract under a gas processing and sales contract between the parties. Formosa filed a counterclaim against Marketing for breach of such contract and a related agreement between the parties. After a bench trial held in January 2015, the judge ruled that Formosa had breached certain of its obligations under the gas processing and sales contract and that Marketing had breached certain of its obligations under such contract and the related agreement. On June 27, 2016, a final judgment was entered in which we were awarded for damages, attorneys’ fees and interest. Both parties filed a request for findings of fact and conclusions of law on July 15, 2016. On July 27, 2016, Marketing filed a notice of appeal seeking to appeal certain of the rulings set forth in the final judgment while, concurrently, Formosa filed a motion to modify the final judgment with respect to certain of the rulings in the final judgment and, alternatively, a motion for new trial. The payment of any award will be deferred until the resolution of Marketing’s notice of appeal and Formosa’s motions.

Regulatory Compliance

In the ordinary course of our business, we are subject to various laws and regulations. In the opinion of our management, compliance with current laws and regulations will not have a material effect on our results of operations, cash flows or financial condition.

Leases

Capital Leases

We have auto leases that are classified as capital leases. The termination dates of the lease agreements vary from 2016 to 2019. We recorded amortization expense related to the capital leases of $0.1 million and $0.2 million for the three and six months ended June 30, 2016 and $0.1 million and $0.3 million for the three and six months ended June 30, 2015. Capital leases entered into during the three and six months ended June 30, 2016 were $0.2 million and $0.2 million, respectively. Capital leases entered into during the three and six months ended June 30, 2015 were $0.2 million and $0.4 million, respectively. The capital lease obligation amounts included on the balance sheets were as follows (in thousands):

	June 30, 2016	December 31, 2015
Other current liabilities	$376	$362
Other non-current liabilities	304	522
Total	$680	$884

Operating Leases

We maintain operating leases in the ordinary course of our business activities. These leases include those for office and other operating facilities and equipment. The termination dates of the lease agreements vary from 2016 to 2025. Expenses associated with operating leases, recorded in operations and maintenance expenses and general and administrative expenses in our statements of operations, were $1.8 million and $2.7 million for the three and six months ended June 30, 2016, respectively, and $0.6 million and $1.7 million for the three and six months ended June 30, 2015, respectively. A rental reimbursement included in our lease agreement associated with the office space we leased in June 2015 of $2.1 million, net of amortization, has been recorded as a deferred liability on our condensed consolidated balance sheets as of June 30, 2016. This amount will continue to be amortized against the lease payments over the length of the lease term.

Purchase Commitments

At June 30, 2016, we had commitments of $7.4 million related primarily to the purchase of pipelines and compressors for our various capital expansion projects. We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

8. PARTNERS’ CAPITAL

Ownership

Our units outstanding as of June 30, 2016 are as follows (in units):

	Partners’ Capital
		Owned by Parent
	Public	Holdings	Class B		General
	Common	Common	Convertible	Subordinated	Partner
Units outstanding as of December 31, 2015	21,804,219	6,616,400	15,958,990	12,213,713	1,154,965
Vesting of LTIP units, net	92,685	—	—	—	—
In-kind distributions and issuances to general partner to maintain 2.0% ownership	—	—	563,494	—	184,600
Common unit issuances to Holdings related to equity cures	—	8,389,188	—	—	—
Units outstanding as of June 30, 2016	21,896,904	15,005,588	16,522,484	12,213,713	1,339,565

Common Units
Our common units represent limited partner interests in us. The holders of our common units are entitled to participate in our distributions and are entitled to exercise the rights and privileges available to limited partners under our Partnership Agreement. In accordance with the requirements of the Equity Cure Agreement, Holdings was issued 8,029,729 common units on May 2, 2016 and 359,459 common units on May 13, 2016.
Class B Convertible Units
The Class B Convertible Units consist of 14,633,000 units plus any additional Class B PIK Units. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions as noted below.

Our Partnership Agreement does not allow additional Class B Convertible Units (other than Class B PIK Units) to be issued without the prior approval of our General Partner and the holders of a majority of the outstanding Class B Convertible Units. As of June 30, 2016, all of our outstanding Class B Convertible Units were indirectly owned by Holdings.

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

We suspended distributions to holders of our Class B Convertible Units for the quarters ended December 31, 2015 and March 31, 2016. However, under the terms of our Partnership agreement, such paid in-kind (“PIK”) distributions continued to accumulate. On May 9, 2016, we issued the accumulated 563,494 Class B Convertible Units to Holdings and 11,499 general partner units to our General Partner related to the quarters ended December 31, 2015 and March 31, 2016.

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

General Partner Interests

As defined by our Partnership Agreement, general partner units are not considered to be units (common or subordinated), but are representative of our general partner’s 2.0% ownership interest in us. Our General Partner has received general partner unit PIK distributions in connection with the Class B Convertible Units. In connection with other equity issuances, our General Partner has made capital contributions in exchange for additional general partner units to maintain its 2.0% ownership interest in us. In connection with the 8,029,729 common units issued to Holdings on May 2, 2016 and the 359,459 common units issued to Holdings on May 13, 2016, we recorded a receivable from our General Partner on our condensed consolidated balance sheets in exchange for 171,209 general partner units to maintain its 2.0% ownership interest in us.

9. TRANSACTIONS WITH RELATED PARTIES

Affiliated Directors

Effective April 13, 2016, the board of directors of our General Partner includes one director affiliated with EIG, one director affiliated with Tailwater and four outside directors. Pursuant to the terms of the POR, the Lenders have the right to appoint two additional directors (one of which must be independent). The eighth member of the board of directors of our General Partner, and its chairman, is David W. Biegler. Mr. Biegler will serve as chairman until the earlier of August 4, 2016, his death or resignation. Our non-employee directors are reimbursed for certain expenses incurred for their services to us. The director services fees and expenses are included in general and administrative expenses in our statements of operations. We incurred fees and expenses related to the services from our affiliated directors as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Charlesbank Capital Partners, LLC(1)	$30	$42	$94	$80
EIG	16	17	45	33
Tailwater	18	17	44	33
Total fees and expenses paid for director services to affiliated entities	$64	$76	$183	$146

(1) Charlesbank Capital Partners, LLC indirectly owned approximately one-third of Holdings until April 13, 2016. See Note 1.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reimbursements included in general and administrative expenses	$3,538	$3,845	$7,034	$7,080
Reimbursements included in operations and maintenance expenses	5,548	5,133	10,846	10,432
Total reimbursements to our General Partner and its affiliates	$9,086	$8,978	$17,880	$17,512

Compensation expense for services incurred by us on behalf of Southcross Energy LLC was billed to Southcross Energy LLC for the three and six months ended June 30, 2015. Compensation expense not incurred on our behalf of $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively, was billed to Southcross Energy LLC.

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

In addition, each of these executives of our General Partner will receive a one-time retention bonus in an amount equal to 100% of then-current annual salary if the executive remains continuously employed with our General Partner through November 1, 2016. We have recorded $0.3 million and $0.6 million in general and administrative expenses for our allocable share of costs for the three and six months ended June 30, 2016.

On January 7, 2016, in response to our need for additional liquidity, we issued at par senior unsecured PIK notes in the aggregate principal amount of $14.0 million (the "PIK Notes") to affiliates of EIG and Tailwater, with interest at a rate of
7% due January 7, 2017. Contemporaneous with the resolution of Holdings’ bankruptcy proceedings in April 2016, the PIK Notes and the related PIK interest of $0.3 million were repaid in full.

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

In conjunction with the 2015 Holdings Acquisition, we entered into a series of commercial agreements with affiliates of Holdings including a gas gathering and treating agreement, a compression services agreement, a repair and maintenance agreement and an NGL transportation agreement. Under the terms of these commercial agreements, we gather, treat, transport, compress and redeliver natural gas for the affiliates of Holdings in return for agreed-upon fixed fees. In addition, under the NGL transportation agreement, we transport a minimum volume of NGLs per day at a fixed rate per gallon. The operational expense associated with such agreements has been capped at $1.7 million per quarter. In the first and second quarter of 2016, we exceeded this cap by $1.0 million and $1.4 million, respectively. As of June 30, 2016, accounts receivable - affiliates in our condensed consolidated balance sheets included $1.4 million related to this operational expense cap.

The Partnership recorded revenues from affiliates of $24.6 million and $48.8 million for the three and six months ended June 30, 2016, respectively, and $21.1 million and $28.5 million for the three and six months ended June 30, 2015, respectively, in accordance with the G&P Agreement, the NGL Agreement and the commercial agreements entered into in connection with the 2015 Holdings Acquisition.

We had accounts receivable due from affiliates of $16.3 million (includes the equity cure of $0.5 million due from Holdings related to the first quarter of 2016 that was paid in July 2016) and $49.7 million as of June 30, 2016 and December 31, 2015, respectively, and accounts payable due to affiliates of $7.3 million and $7.9 million as of June 30, 2016 and December 31, 2015, respectively. The affiliate receivable and payable balances are related primarily to transactions associated with Holdings, noted above, and our joint venture investments (defined in Note 12). The receivable balance due from Holdings is current as of June 30, 2016.

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
The following table summarizes information regarding awards of units granted under the LTIP:

	Units	Weighted-Average Fair Value at Grant Date
Unvested - December 31, 2015	687,920	$15.56
Granted units	47,500	$3.56
Forfeited units	(32,265)	$17.03
Units recaptured for tax withholdings	(41,605)	$12.80
Vested units	(92,686)	$13.00
Unvested - June 30, 2016	568,864	$14.86

For the six months ended June 30, 2016, we granted awards under the LTIP with a grant date fair value of $0.2 million which we have classified as equity awards. As of June 30, 2016, we had total unamortized compensation expense of $5.5 million related to unvested awards. Compensation expense associated with awards granted on March 10, 2015 of 84,423 units was recognized over a one-year vesting period, while compensation expense for the remaining awards is expected to be recognized over the three-year vesting period from each equity award’s grant date. As of June 30, 2016, we had 5,084,444 units available for issuance under the LTIP.

Unit Based Compensation Expense

The following table summarizes information regarding recognized compensation expense, which is included in general and administrative and operations and maintenance expense on our statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unit-based compensation	$725	$1,662	$1,706	$2,475

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Matching contributions expensed for employee savings plan	$399	$172	$608	$340
11. REVENUES

We had revenues consisting of the following categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales of natural gas	$53,456	$92,518	$116,059	$205,304
Sales of NGLs and condensate	41,832	39,427	68,022	76,610
Transportation, gathering and processing fees	28,157	33,823	57,292	68,876
Other	1,257	1,452	3,055	2,368
Total revenues	$124,702	$167,220	$244,428	$353,158

12. INVESTMENTS IN JOINT VENTURES

We own equity interests in three joint ventures with Targa Pipeline Partners LP as our joint venture partner. T2 Eagle Ford Gathering Company LLC (“T2 Eagle Ford”), T2 LaSalle Gathering Company LLC (“T2 LaSalle”) and T2 EF Cogeneration Holdings LLC (“T2 Cogen”) operate pipelines and a cogeneration facility located in South Texas. We indirectly own a 50% interest in T2 Eagle Ford, a 50% interest in T2 Cogen and a 25% interest in T2 LaSalle. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization. Our maximum exposure to loss related to these these joint ventures includes our equity investment, any additional capital contributions and our share of any operating expenses incurred by the joint ventures. The joint ventures’ summarized financial data from their statements of operations for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
T2 Eagle Ford	$1,642	$1,215	$3,044	$2,136
T2 Cogen	1,077	1,187	1,999	2,849
T2 LaSalle	414	450	794	829

Net loss
T2 Eagle Ford	$(4,924)	$(4,993)	$(9,511)	$(9,975)
T2 Cogen	(1,424)	(1,492)	(2,966)	(2,853)
T2 LaSalle	(1,468)	(1,445)	(2,936)	(2,965)

Our equity in losses of joint venture investments is comprised of the following for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
T2 Eagle Ford	$(2,462)	$(2,496)	$(4,755)	$(4,988)
T2 Cogen	(709)	(746)	(1,479)	(1,426)
T2 LaSalle	(363)	(362)	(729)	(741)
Equity in losses of joint venture investments	$(3,534)	$(3,604)	$(6,963)	$(7,155)
Our investments in joint ventures is comprised of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
T2 Eagle Ford	$106,411	$105,755
T2 Cogen	14,872	16,747
T2 LaSalle	17,178	18,024
Investments in joint ventures	$138,461	$140,526

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

Our top ten customers for the three and six months ended June 30, 2016 and 2015 represent the following percentages of consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Top ten customers	53.2%	55.8%	57.7%	56.8%

The percentage of total consolidated revenue for each customer that exceeded 10% of total revenues for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
TexStar Midstream(b)	10.3%	(a)	11.4%	(a)
Trafigura AG	(a)	13.0%	(a)	11.8%

(a) Information is not provided for periods for which the customer or producer was less than 10% of our consolidated revenue.
(b) TexStar Midstream is an indirectly wholly-owned subsidiary of Holdings.

For the six months ended June 30, 2016 and 2015, we did not experience significant non-payment for services. As of June 30, 2016 and December 31, 2015, we had an allowance for uncollectible accounts receivable of $0.1 million.

14. SUBSEQUENT EVENTS

On July 25, 2016, we determined Holdings’ cash contribution to us for the first quarter 2016 equity cure had not been transferred to us timely, as required under the Third A&R Revolving Credit Agreement due to an oversight, which resulted in a default. We advised the lenders under the Third A&R Revolving Credit Agreement, and on July 26, 2016, Holdings fully funded the first quarter 2016 equity cure. On August 4, 2016, we entered into the Limited Waiver and Second Amendment to the Third A&R Revolving Credit Agreement whereby the lenders waived any default or right to exercise any remedy as a result of this technical event of default to fund timely the first quarter 2016 equity cure.

15. SUPPLEMENTAL INFORMATION

Supplemental Cash Flow Information (in thousands)

	Six Months Ended June 30,
	2016	2015
Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$18,162	$14,221
Cash received for tax refunds	53	58
Supplemental disclosures of non-cash investing and financing activities:
Accounts payable related to capital expenditures	2,796	9,615
Capital lease obligations	—	342
Accrued distribution equivalent rights on LTIP units	10	444
Class B Convertible unit in-kind distributions	1,293	6,706
Net assets contributed in Holdings drop-down acquisition in excess of consideration paid	—	29,716
Valley Wells' operating expense cap adjustment	1,415	518
Purchase of assets in Holdings drop-down acquisition	—	62,640
Net liabilities assumed by Holdings in Holdings drop-down acquisition	—	1,436
PIK interest	260	—
Common unit issuances to General Partner related to equity cures	245	—
Capitalization of Interest Cost
We capitalize interest on projects during their construction period. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is depreciated over the estimated useful life of the asset constructed. We incurred the following interest costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total interest costs	$9,027	$8,531	$18,555	$16,406
Capitalized interest included in property, plant and equipment, net	(194)	(631)	(552)	(1,008)
Interest expense	$8,833	$7,900	$18,003	$15,398
Southcross Assets Considered Leases to Third Parties
We have pipelines that transport natural gas to two power plants in Nueces County, Texas under fixed-fee contracts. The contracts have a primary term through 2029 and an option to extend the agreements by an additional term of up to ten years. These contracts are considered operating leases under the applicable accounting guidance.

Future minimum annual demand payment receipts under these agreements as of June 30, 2016 were as follows: $2.8 million for the remainder of 2016; $5.6 million in 2017; $2.2 million in 2018; $2.2 million in 2019; $2.2 million in 2020 and $13.1 million thereafter. The revenue for the demand payments is recognized on a straight-line basis over the term of the contract. The demand fee revenues under the contracts were $0.7 million and $1.3 million for the three and six months ended June 30, 2016 and 2015, respectively, and have been included within transportation, gathering and processing fees within Note 11. These amounts do not include variable fees based on the actual gas volumes delivered under the contracts. Variable fees recognized in revenues within transportation, gathering and processing fees within Note 11 were $0.8 million and $1.5 million for the three and six months ended June 30, 2016 and 2015, respectively. Deferred revenue associated with these agreements was $6.8 million and $5.3 million at June 30, 2016 and December 31, 2015, respectively.

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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

•
the volatility of natural gas, crude oil and NGL prices and the price and demand of products derived from these commodities, particularly in the depressed energy price environment that began in the second half of 2014, which has resulted in a material reduction in exploration, development and production of crude oil and natural gas;

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

Southcross Holdings LP, a Delaware limited partnership (“Holdings”), indirectly owns 100% of Southcross Energy Partners GP, LLC, a Delaware limited liability company, our General Partner (“General Partner”) (and therefore controls us), all of our subordinated units and Class B convertible units and 40.7% of our common units. Our General Partner owns an approximate 2.0% interest in us and all of our incentive distribution rights.

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

Liquidity Consideration
As of June 30, 2016, we were in compliance with the consolidated total leverage ratio of our Financial Covenants. On March 17, 2016, we entered into an equity cure contribution agreement (the “Equity Cure Agreement”, discussed below) with Holdings whereby we have the right to cure any default with respect to our Financial Covenants by having Holdings purchase equity interests in or make capital contributions to us, in an aggregate amount of up to $50 million. We used an aggregate $12.4 million of the $50 million equity commitment from Holdings to fund equity cures as of December 31, 2015 and March 31, 2016. In accordance with the requirements above and the amounts funded for these equity cures, Holdings was issued 8,029,729 common units on May 2, 2016 for the fourth quarter 2015 equity cure ($11.9 million) that was funded in March 2016 and 359,459 common units on May 13, 2016 for the first quarter 2016 equity cure ($0.5 million) that was funded in July 2016. In addition, our forecast indicates future shortfalls in the amount of consolidated EBITDA necessary to remain in compliance with the consolidated total leverage ratio of our Financial Covenants in our Credit Facility (defined below) for the remainder of 2016. We will have the remaining amount from the Equity Cure Agreement available to fund additional equity cures through the fourth quarter of 2016, as needed, and to assist in the Partnership's ability to continue as a going concern for a reasonable period of time. We believe that this amount or other equity contributions from Holdings will be sufficient to fund any equity cure requirements during this period. For additional details regarding this equity cure and the Equity Cure Agreement, see below and Note 1 to our condensed consolidated financial statements.
Distribution Suspension
The board of directors of our General Partner voted not to pay a quarterly distribution with respect to the fourth quarter of 2015 and the first and second quarters of 2016 and instead, based on current conditions, to reserve any excess cash for the operation of our business. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders. The board of directors and management will continue to evaluate the Partnership's ability to reinstate the distribution in future periods. See Notes 1 and 3 to our condensed consolidated financial statements.
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

We assess gross operating margin opportunities across our integrated value stream so that processing margins may be supplemented by gathering and transportation fees and opportunities to sell residue gas and NGLs at fixed-spreads. Gross operating margin earned under fixed-fee and fixed-spread arrangements is directly related to the volume of natural gas that flows through our systems and is generally independent from general commodity price levels. A sustained decline in commodity prices could result in a decline in volumes entering our system and, thus, a decrease in gross operating margin for our fixed-fee and fixed-spread arrangements. For our gathering, transportation and other services agreements with Holdings (see Note 9 to our condensed consolidated financial statements), fee based revenue increases with no associated cost of natural gas and liquids sold. We enter into primarily fixed-fee and fixed-spread deals, which comprised 89.2% and 89.2% of our gross operating margin for the three and six months ended June 30, 2016, and 87.8% and 88.2% of our gross operating margin for the three and six months ended June 30, 2015.
How We Evaluate Our Operations

Our management uses a variety of financial and operational metrics to analyze our liquidity. We view these metrics as important factors in evaluating our profitability and review these measurements on at least a quarterly basis for consistency and trend analysis. These metrics include (a) volume, (b) operations and maintenance expense, (c) Adjusted EBITDA and (d) distributable cash flow.

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

Adjusted EBITDA and Distributable Cash Flow — We believe that Adjusted EBITDA and distributable cash flow are widely accepted financial indicators of our liquidity and our ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA and distributable cash flow are not measures calculated in accordance with GAAP.

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
Adjusted EBITDA is a key metric used in measuring our compliance with our financial covenants under our debt agreements and is used as a supplemental measure by our management and by external users of these financial statements, such as investors, commercial banks, research analysts and others, to assess:

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
We define distributable cash flow as Adjusted EBITDA, plus interest income and income tax benefit, less cash paid for interest (net of capitalized costs), income tax expense and maintenance capital expenditures. We use distributable cash flow to analyze our liquidity. Distributable cash flow does not reflect changes in working capital balances.
Distributable cash flow is used to assess:

•	the ability of our assets to generate cash sufficient to support our indebtedness and make future cash distributions to our unitholders; and

•	the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.

Non-GAAP Financial Measures

Adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition, results of operations and cash flows from operations. Net income and net cash provided by operating activities are the GAAP measures most directly comparable to Adjusted EBITDA. The GAAP measure most directly comparable to distributable cash flow is net cash provided by operating activities. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as an analytical tool because each excludes some but not all items that affect the most directly comparable GAAP financial measure. You should not consider Adjusted EBITDA or distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Reconciliations of Non-GAAP Financial Measures

The following table presents reconciliations of net cash provided by operating activities to net loss, Adjusted EBITDA and distributable cash flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$47,119	$2,455	$29,948	$4,503
Add (deduct):
Depreciation and amortization	(18,908)	(17,571)	(37,449)	(34,603)
Unit-based compensation	(725)	(1,662)	(1,706)	(2,475)
Amortization of deferred financing costs and PIK interest	(831)	(902)	(1,904)	(1,727)
Gain (loss) on sale of assets, net	12,576	38	12,576	(180)
Unrealized gain (loss) on financial instruments	85	(54)	55	(221)
Equity in losses of joint venture investments	(3,534)	(3,604)	(6,963)	(7,155)
Distribution from joint venture investment	—	—	(390)	—
Impairment of assets	—	(193)	—	(193)
Other, net	62	14	184	2
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	(35,310)	1,356	(44,409)	(16,951)
Prepaid expenses and other current assets	(329)	(1,077)	(1,502)	(780)
Other non-current assets	(280)	94	—	(76)
Accounts payable and accrued liabilities	9,145	3,771	27,808	31,404
Deposits paid to suppliers	(11,463)	—	3,837	—
Other liabilities, including affiliates	(5,003)	1,884	(3,000)	(904)
Net loss	$(7,396)	$(15,451)	$(22,915)	$(29,356)
Add (deduct):
Depreciation and amortization	$18,908	$17,571	$37,449	$34,603
Interest expense	8,833	7,900	18,003	15,398
Income tax (benefit) expense	3	9	(3)	78
Unrealized loss on commodity swap derivatives	—	—	—	112
Loss (gain) on sale of assets, net	(12,576)	(38)	(12,576)	180
Revenue deferral adjustment	754	754	1,508	1,508
Unit-based compensation	725	1,662	1,706	2,475
Major litigation costs, net of recoveries	118	38	243	491
Transaction-related costs	—	871	6	1,172
Equity in losses of joint venture investments	3,534	3,604	6,963	7,155
Severance expense	16	734	16	734
Retention bonus due from Holdings	898	—	1,796	—
Valley Wells' operating expense cap adjustment	1,415	518	2,406	518
Fees related to Equity Cure Agreement	67	—	577	—
Distribution from joint venture investment	—	—	390	—
Other, net (1)	300	486	726	572
Adjusted EBITDA	$15,599	$18,658	$36,295	$35,640
Cash interest, net of capitalized costs	(8,046)	(6,937)	(18,162)	(13,573)
Income tax benefit (expense)	(3)	(9)	3	(78)
Maintenance capital expenditures	(836)	(3,091)	(3,112)	(5,618)
Distributable cash flow	$6,714	$8,621	$15,024	$16,371

(1) These amounts include an immaterial amount related to the effects of presenting our financial results on an as-if pooled basis (in connection with the 2015 Holdings Acquisition discussed in Note 2 to our condensed consolidated financial statements).

Results of Operations

The following table summarizes our results of operations (in thousands, except operating data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Revenues	$100,141	$146,129	$195,596	$324,620
Revenues - affiliates	24,561	21,091	48,832	28,538
Total revenues	124,702	167,220	244,428	353,158
Expenses:
Cost of natural gas and liquids sold	85,619	124,595	165,066	265,710
Operations and maintenance	19,615	19,834	36,393	42,388
Depreciation and amortization	18,908	17,571	37,449	34,603
General and administrative	8,162	9,003	16,048	16,809
Impairment of assets	—	193	—	193
Loss (gain) on sale of assets, net	(12,576)	(38)	(12,576)	180
Total expenses	119,728	171,158	242,380	359,883

Income (loss) from operations	4,974	(3,938)	2,048	(6,725)
Other expense:
Equity in losses of joint venture investments	(3,534)	(3,604)	(6,963)	(7,155)
Interest expense	(8,833)	(7,900)	(18,003)	(15,398)
Total other expense	(12,367)	(11,504)	(24,966)	(22,553)
Loss before income tax benefit (expense)	(7,393)	(15,442)	(22,918)	(29,278)
Income tax benefit (expense)	(3)	(9)	3	(78)
Net loss	$(7,396)	$(15,451)	$(22,915)	$(29,356)

Other financial data:
Adjusted EBITDA	$15,599	$18,658	$36,295	$35,640

Maintenance capital expenditures	$836	$3,091	$3,112	$5,618
Growth capital expenditures	$6,124	$20,866	$9,322	$59,341

Operating data:
Average volume of processed gas (MMcf/d)	319	423	331	435
Average volume of NGLs produced (Bbls/d)	35,912	40,654	37,771	41,264
Average daily throughput Mississippi/Alabama (MMcf/d)	147	169	151	193

Realized prices on natural gas volumes ($/Mcf)	$1.88	$2.69	$1.90	$2.81
Realized prices on NGL volumes ($/gal)	0.30	0.37	0.33	0.39

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Volume and overview.  Processed gas volumes decreased 104 MMcf/d, or 25%, to 319 MMcf/d during the three months ended June 30, 2016, compared to 423 MMcf/d during the three months ended June 30, 2015. This decrease was due primarily to a continued low commodity price environment for natural gas, crude oil and NGLs, a certain customer redirecting their gas away from our processing facilities to one of their own processing facilities and a fire at Holdings’ Lancaster gas treating facility in February 2016 which caused an outage through April 2016.

NGLs produced at our processing plants for the three months ended June 30, 2016 averaged 35,912 Bbls/d, a decrease of 12%, or 4,742 Bbls/d, compared to 40,654 Bbls/d for the three months ended June 30, 2015. The decrease in NGLs produced is due primarily to a continued low commodity price environment for natural gas, crude oil and NGLs, a certain customer redirecting their gas away from our processing facilities to one of their own processing facilities and an outage at Holdings’ Lancaster gas treating facility as noted above.

Revenues.  Our total revenues for the three months ended June 30, 2016 decreased $42.5 million, or 25%, to $124.7 million compared to $167.2 million for the three months ended June 30, 2015. This decrease was due primarily to a decrease in realized prices in natural gas and NGLs, as well as a decrease in processed gas volumes resulting in revenue from sales of natural gas decreasing by $39.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Cost of natural gas and NGLs sold.  Our cost of natural gas and NGLs sold for the three months ended June 30, 2016 was $85.6 million, compared to $124.6 million for the three months ended June 30, 2015. This decrease of $39.0 million, or 31%, was due primarily to lower processed gas volumes and lower natural gas and NGL prices compared to the same period in 2015.

Operations and maintenance expenses.  Operations and maintenance expenses for the three months ended June 30, 2016 were $19.6 million, compared to $19.8 million for the three months ended June 30, 2015 for a decrease of $0.2 million, or 1%.

General and administrative expenses.  General and administrative expenses for the three months ended June 30, 2016 were $8.2 million, compared to $9.0 million for the three months ended June 30, 2015 for a decrease of $0.8 million, or 9%. This decrease was due primarily to lower labor costs of $1.4 million due to a decreased headcount, partially offset by higher professional services fees of $0.5 million.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended June 30, 2016 was $18.9 million, compared to $17.6 million for the three months ended June 30, 2015. The increase of $1.3 million, or 7%, was due primarily to the depreciation of capital projects placed in service in the second half of 2015.

Equity in losses of joint venture investments.  Our share of losses incurred by joint venture investments was $3.5 million for the three months ended June 30, 2016 and $3.6 million for the three months ended June 30, 2015. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization.

Interest expense.  For the three months ended June 30, 2016, interest expense was $8.8 million, compared to $7.9 million for the three months ended June 30, 2015. This increase of $0.9 million was due primarily to higher average borrowings and higher interest rates on borrowings.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Volume and overview.  Processed gas volumes decreased 104 MMcf/d, or 24%, to 331 MMcf/d during the six months ended June 30, 2016, compared to 435 MMcf/d during the six months ended June 30, 2015. This decrease was due primarily to a continued low commodity price environment for natural gas, crude oil and NGLs, a certain customer redirecting their gas away from our processing facilities to one of their own processing facilities and a fire at Holdings’ Lancaster gas treating facility in February 2016 which caused an outage through April 2016.

NGLs produced at our processing plants for the six months ended June 30, 2016 averaged 37,771 Bbls/d, a decrease of 8%, or 3,493 Bbls/d, compared to 41,264 Bbls/d for the six months ended June 30, 2015. The decrease in NGLs produced is due primarily to a continued low commodity price environment for natural gas, crude oil and NGLs, a certain customer redirecting their gas away from our processing facilities to one of their own processing facilities and an outage at Holdings’ Lancaster gas treating facility as noted above.

Revenues.  Our total revenues for the six months ended June 30, 2016 decreased $108.8 million, or 31%, to $244.4 million compared to $353.2 million for the six months ended June 30, 2015. This decrease was due primarily to a decrease in realized prices in natural gas and NGLs, as well as a decrease in processed gas volumes resulting in revenue from sales of natural gas decreasing by $89.2 million, revenue from sales of NGLs and condensate decreasing by $8.6 million and fee based transportation and processing revenue decreasing by $11.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Cost of natural gas and NGLs sold.  Our cost of natural gas and NGLs sold for the six months ended June 30, 2016 was $165.1 million, compared to $265.7 million for the six months ended June 30, 2015. This decrease of $100.6 million, or 38%, was due primarily to lower processed gas volumes and lower natural gas and NGL prices compared to the same period in 2015.

Operations and maintenance expenses.  Operations and maintenance expenses for the six months ended June 30, 2016 were $36.4 million, compared to $42.4 million for the six months ended June 30, 2015. This decrease of $6.0 million, or 14%, was due primarily to lower plant and pipeline operating expenses as we implemented cost saving initiatives.

General and administrative expenses.  General and administrative expenses for the six months ended June 30, 2016 were $16.0 million, compared to $16.8 million for the six months ended June 30, 2015 for a decrease of $0.8 million, or 5%. This decrease was due primarily to lower insurance costs of $1.4 million, partially offset by higher professional services fees of $0.7 million.

Depreciation and amortization expense.  Depreciation and amortization expense for the six months ended June 30, 2016 was $37.4 million, compared to $34.6 million for the six months ended June 30, 2015. The increase of $2.8 million, or 8%, was due primarily to the depreciation of capital projects placed in service in the second half of 2015.

Equity in losses of joint venture investments.  Our share of losses incurred by joint venture investments was $7.0 million for the six months ended June 30, 2016 compared to $7.2 million for the six months ended June 30, 2015, for a decrease of $0.2 million, or 3%. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization.

Interest expense.  For the six months ended June 30, 2016, interest expense was $18.0 million, compared to $15.4 million for the six months ended June 30, 2015. This increase of $2.6 million was due primarily to higher average borrowings and higher interest rates on borrowings.

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
Energy commodity prices declined substantially in 2014 due to a number of factors, including a continuing growth of supply, slowdown or decline in demand and challenges in global economic, financial and monetary markets. The continued, sustained low natural gas, NGL and crude oil prices have negatively impacted natural gas and oil exploration and production activity levels industry-wide. Our future cash flow will be materially adversely affected if this prolonged pricing deterioration continues for the commodities we sell or if the reduction in drilling for oil or natural gas continues in the geographic areas in which we operate continues, including the Eagle Ford Shale region. See Note 1 to our condensed consolidated financial statements.
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
After considering these uncertainties, our forecast indicates future shortfalls in the amount of consolidated EBITDA (as defined in the Third Amended and Restated Revolving Credit Agreement with Wells Fargo, N.A., UBS Securities LLC and Barclays Bank PLC and a syndicate of lenders (the “Third A&R Revolving Credit Agreement”), as amended in May 2015) necessary to remain in compliance with the consolidated total leverage ratio of our Financial Covenants (as defined in Note 6 to our condensed consolidated financial statements) in our Credit Facility (defined below) for the remainder of 2016. As discussed in further detail in Note 6 to our condensed consolidated financial statements, we have the right to cure such a Financial Covenant Default (as defined in Note 6 to our condensed consolidated financial statements) by either our Sponsors or Holdings purchasing equity interests in or making capital contributions (an equity cure) resulting in, among other things, proceeds that, if added to consolidated EBITDA, would result in us satisfying the Financial Covenants. Once such an equity cure is made, it is included in our consolidated EBITDA calculation in any rolling twelve month period that includes the quarter that was cured. Should there be an event of default under the Credit Facility, and such default is not cured, we also would experience a cross default under our Term Loan Agreement (defined in Note 6 to our condensed consolidated financial statements) and all of our debt would become due and payable to our lenders.
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
As of June 30, 2016, we were in compliance with the consolidated total leverage ratio of our Financial Covenants. However, we used an aggregate $12.4 million of the $50 million equity commitment from Holdings to fund equity cures as of December 31, 2015 and March 31, 2016. In accordance with the requirements above and the amounts funded for these equity cures, Holdings was issued 8,029,729 common units on May 2, 2016 for the fourth quarter 2015 equity cure ($11.9 million) that was funded in March 2016 and 359,459 common units on May 13, 2016 for the first quarter 2016 equity cure ($0.5 million) that was funded in July 2016. We anticipate funding additional equity cures needed to maintain compliance with our Financial Covenants through the end of 2016 with the equity commitment from Holdings or other equity contributions from Holdings.
On January 7, 2016, in response to our need for additional liquidity, we issued at par senior unsecured PIK notes in the aggregate principal amount of $14.0 million (the "PIK Notes") to affiliates of EIG and Tailwater, with interest at a rate of 7% due January 7, 2017. Contemporaneous with the resolution of Holdings’ bankruptcy proceedings in April 2016, the PIK Notes and the related PIK interest of $0.3 million were repaid in full.
As of August 2, 2016, we had $571.6 million in outstanding borrowings under our Senior Credit Facilities. Under our five-year revolving credit facility, pursuant to our Third A&R Revolving Credit Agreement, we have the ability to borrow up to $200 million (the “Credit Facility”) less any letters of credit amounts outstanding, which as of August 2, 2016 provided us access to $52.4 million.
On July 25, 2016, we determined Holdings’ cash contribution to us for the first quarter 2016 equity cure had not been transferred to us timely, as required under the Third A&R Revolving Credit Agreement due to an oversight, which resulted in a default. We advised the lenders under the Third A&R Revolving Credit Agreement, and on July 26, 2016, Holdings fully funded the first quarter 2016 equity cure. On August 4, 2016, we entered into the Limited Waiver and Second Amendment to the Third A&R Revolving Credit Agreement whereby the lenders waived any default or right to exercise any remedy as a result of this technical event of default to fund timely the first quarter 2016 equity cure.

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

•	maintenance capital expenditures, which are capital expenditures that are not considered growth capital expenditures.

The following table summarizes our capital expenditures (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Maintenance capital expenditures	$836	$3,091	$3,112	$5,618
Growth capital expenditures	6,124	20,866	9,322	59,341
Capital expenditures	$6,960	$23,957	$12,434	$64,959

Our growth capital expenditures during the six months ended June 30, 2016 relate primarily to various expansion and improvement projects primarily in our South Texas assets. The growth capital expenditures during the six months ended June 30, 2015 related primarily to the construction of the Valley Wells sour gas gathering and treating system and the compression assets that are part of the Valley Wells and Lancaster gathering and treating systems, and the timing of payments, $9.7 million of which related to 2014 activity that were paid in 2015, as well as various expansion and improvement projects primarily in our South Texas assets.

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
Growth projects and acquisitions are key elements of our business strategy. We intend to finance our growth capital primarily through cash flow from operations. The timing, size or success of any acquisition or expansion effort and the associated potential capital commitments are unpredictable. To consummate acquisitions or capital projects, we may require access to additional capital. Our access to capital over the longer term will depend on our future operating performance, financial condition and credit rating and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing conditions in our industry, the economy and the financial markets and other financial and business factors, many of which are beyond our control.

Cash Flows

The following table provides a summary of our cash flows by category (in thousands):

	Six Months Ended June 30, 2016
	2016	2015
Net cash provided by operating activities	$29,948	$4,503
Net cash provided by (used in) investing activities	2,806	(77,640)
Net cash provided by (used in) financing activities	(39,243)	79,705

Operating cash flows — Net cash provided by operating activities was $29.9 million for the six months ended June 30, 2016, compared to $4.5 million for the six months ended June 30, 2015. The increase in cash from operating activities of $25.4 million was primarily the result of increased cash received on accounts receivable, including affiliates and less cash applied toward accounts payable during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Investing cash flows — Net cash provided by investing activities for the six months ended June 30, 2016 was $2.8 million, compared to $77.6 million net cash used in investing activities for the six months ended June 30, 2015. The increase of $80.4 million primarily relates to decreased capital expenditures and acquisitions during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 and net cash proceeds received from the sales of assets of $20.4 million during the six months ended June 30, 2016.

Financing cash flows — Net cash used in financing activities for the six months ended June 30, 2016 was $39.2 million, compared to net cash provided by financing activities of $79.7 million for the six months ended June 30, 2015. The decrease was due to reduced net borrowings of $138.1 million from our debt instruments, partially offset by $11.9 million for the fourth quarter 2015 equity cure provided by Holdings to us during the six months ended June 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our interest rate risk and commodity price, market and credit risks are discussed in our 2015 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2015 to June 30, 2016.

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

Internal control over financial reporting.  There were no changes in our system of internal control over financial reporting (as defined in Rule 13a—15(f) or Rule 15d—15(f) of the Exchange Act) during the second quarter of 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our Risk Factors are consistent with those disclosed in Part I, Item 1A Risk Factors of our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of the Equity Cure Agreement, on July 25, 2016, we received a $0.5 million contribution from Holdings to fund the remaining balance of the equity cure required to comply with the consolidated total leverage ratio of our Financial Covenants under the Credit Facility. Holdings was issued 359,459 common units in exchange for the contribution at a price per unit equal to $1.48, which was the lesser of (i) the volume weighted daily average price of the common units on the New York Stock Exchange for a period of 15 trading days, the last of which being the second trading day prior to the Contribution Date or (ii) $1.48. In connection with the issuance of the common units, we recorded a receivable from our General Partner on our condensed consolidated balance sheets in exchange for the issuance of 7,337 general partner units to maintain its 2.0% ownership interest in us.

The common units and general partner units were issued in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The issuances were not affected using any form of general advertising or general solicitation. Holdings and our General Partner represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On July 25, 2016, we determined Holdings’ cash contribution to us for the first quarter 2016 equity cure had not been transferred to us timely, as required under the Third A&R Revolving Credit Agreement due to an oversight, which resulted in a default. We advised the lenders under the Third A&R Revolving Credit Agreement, and on July 26, 2016, Holdings fully funded the first quarter 2016 equity cure. On August 4, 2016, we entered into the Limited Waiver and Second Amendment to the Third A&R Revolving Credit Agreement whereby the lenders waived any default or right to exercise any remedy as a result of this technical event of default to fund timely the first quarter 2016 equity cure.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Limited Waiver and Second Amendment to the Third A&R Revolving Credit Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

SOUTHCROSS ENERGY PARTNERS, L.P.

		By:	Southcross Energy Partners GP, LLC, its general partner

Date:	August 5, 2016	By:	/s/ Bret M. Allan
Bret M. Allan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2016	By:	/s/ G. Tracy Owens
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

10.1*
Limited Waiver and Second Amendment to Third Amended and Restated Revolving Credit Agreement, by and among the Partnership, as borrower, Wells Fargo Bank, N.A., as Administrative Agent, and the lenders and other parties thereto, dated as of August 4, 2016.

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