Form 10-Q
period 2017-03-31
Southcross Energy Partners, L.P.
filed 2017-05-09
CIK 1547638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2017, the registrant has 48,538,451 common units outstanding, 12,213,713 subordinated units outstanding and 17,405,250 Class B Convertible Units outstanding. Our common units trade on the NYSE under the symbol “SXE.”

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

Southcross Energy Partners, L.P.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,441	$21,226
Trade accounts receivable	33,315	51,894
Accounts receivable - affiliates	16,996	7,976
Prepaid expenses	2,346	2,751
Other current assets	5,303	4,343
Total current assets	62,401	88,190

Property, plant and equipment, net	960,516	971,286
Investments in joint ventures	120,948	124,096
Other assets	2,446	2,504
Total assets	$1,146,311	$1,186,076

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$39,408	$50,639
Accounts payable - affiliates	—	524
Current portion of long-term debt	4,256	4,500
Other current liabilities	6,289	10,976
Total current liabilities	49,953	66,639

Long-term debt	533,310	543,872
Other non-current liabilities	12,400	11,936
Total liabilities	595,663	622,447

Commitments and contingencies (Note 6)

Partners' capital:
Common units (48,538,451 and 48,502,090 units outstanding as of March 31, 2017 and December 31, 2016, respectively)	247,826	255,124
Class B Convertible units (17,405,250 and 17,105,875 units issued and outstanding as of March 31, 2017 and December 31, 2016)	275,575	278,508
Subordinated units (12,213,713 units issued and outstanding as of March 31, 2017 and December 31, 2016)	16,800	19,240
General partner interest	10,447	10,757
Total partners' capital	550,648	563,629
Total liabilities and partners' capital	$1,146,311	$1,186,076

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Revenues	$114,387	$95,455
Revenues - affiliates	40,771	24,271
Total revenues (Note 10)	155,158	119,726

Expenses:
Cost of natural gas and liquids sold	118,691	79,447
Operations and maintenance	14,306	16,778
Depreciation and amortization	17,850	18,541
General and administrative	8,196	7,886
Impairment of assets	649	—
Gain on sale of assets	(62)	—
Total expenses	159,630	122,652

Loss from operations	(4,472)	(2,926)
Other income (expense):
Equity in losses of joint venture investments	(3,316)	(3,429)
Interest expense	(9,103)	(9,170)
Gain on insurance proceeds	1,508	—
Total other expense	(10,911)	(12,599)
Loss before income tax benefit	(15,383)	(15,525)
Income tax benefit	—	5
Net loss	$(15,383)	$(15,520)
General partner unit in-kind distribution	(8)	—
Net loss attributable to partners	$(15,391)	$(15,520)

Earnings per unit
Net loss allocated to limited partner common units	$(9,380)	$(7,643)
Weighted average number of limited partner common units outstanding	48,522	28,446
Basic and diluted loss per common unit	$(0.19)	$(0.27)

Net loss allocated to limited partner subordinated units	$(2,360)	$(3,280)
Weighted average number of limited partner subordinated units outstanding	12,214	12,214
Basic and diluted loss per subordinated unit	$(0.19)	$(0.27)

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,383)	$(15,520)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,850	18,541
Unit-based compensation	257	981
Amortization of deferred financing costs, original issuance discount and PIK interest	951	1,073
Gain on sale of assets	(62)	—
Unrealized loss (gain) on financial instruments	(17)	30
Equity in losses of joint venture investments	3,316	3,429
Distribution from joint venture investment	—	390
Impairment of assets	649	—
Gain on insurance proceeds	(1,508)	—
Other, net	(285)	(121)
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	11,257	9,099
Prepaid expenses and other current assets	(630)	1,173
Deposits paid to suppliers	—	(15,300)
Other non-current assets	61	(280)
Accounts payable and accrued expenses, including affiliates	(12,099)	(18,663)
Other liabilities	(4,167)	(2,004)
Net cash provided by (used in) operating activities	190	(17,172)
Cash flows from investing activities:
Capital expenditures	(7,048)	(5,474)
Insurance proceeds from property damage claims	2,000	125
Net proceeds from sales of assets	143	—
Investment contributions to joint venture investments	(168)	(5,072)
Net cash used in investing activities	(5,073)	(10,421)
Cash flows from financing activities:
Borrowings under our credit facility	—	3,110
Repayments under our credit facility	(9,500)	(250)
Repayments under our term loan agreement	(2,161)	(1,125)
Payments on capital lease obligations	(122)	(103)
Financing costs	(74)	(86)
Tax withholdings on unit-based compensation vested units	(45)	(57)
Borrowing of senior unsecured paid in-kind notes	—	14,000
Valley Wells operating expense cap adjustment	—	1,647
Common unit issuances to Holdings for equity contributions	—	11,884
Net cash provided by (used in) financing activities	(11,902)	29,020

Net increase (decrease) in cash and cash equivalents	(16,785)	1,427
Cash and cash equivalents — Beginning of period	21,226	11,348
Cash and cash equivalents — End of period	$4,441	$12,775

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Partners' Capital
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Total
BALANCE - December 31, 2016	$255,124	$278,508	$19,240	$10,757	$563,629
Net loss	(9,380)	(3,335)	(2,360)	(308)	(15,383)
Unit-based compensation on long-term incentive plan	257	—	—	—	257
Tax withholdings on unit-based compensation vested units	(45)	—	—	—	(45)
Retention bonuses funded by Holdings	2,190	—	—	—	2,190
General partner unit in-kind distribution	(5)	(2)	(1)	8	—
Class B Convertible unit in-kind distribution	(315)	404	(79)	(10)	—
BALANCE - March 31, 2017	$247,826	$275,575	$16,800	$10,447	$550,648

	Partners' Capital
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Total
BALANCE - December 31, 2015	$271,236	$300,596	$37,920	$11,584	$621,336
Net loss	(7,644)	(4,286)	(3,279)	(311)	(15,520)
Unit-based compensation on long-term incentive plan	981	—	—	—	981
Accrued distribution equivalent rights on long-term incentive plan	10	—	—	—	10
Tax withholdings on unit-based compensation vested units	(57)	—	—	—	(57)
Interest on receivable from Holdings	—	—	—	233	233
Common unit issuances to Holdings for equity cure	11,884	—	—	—	11,884
Valley Wells' operating expense cap adjustment	991	—	—	—	991
BALANCE - March 31, 2016	$277,401	$296,310	$34,641	$11,506	$619,858

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Southcross Energy Partners, L.P. (the "Partnership," "Southcross," "we," "our" or "us") is a Delaware limited partnership. Our common units are listed on the New York Stock Exchange under the symbol “SXE.” We are a master limited partnership, headquartered in Dallas, Texas, that provides natural gas gathering, processing, treating, compression and transportation services and NGL fractionation and transportation services. We also source, purchase, transport and sell natural gas and NGLs. Our assets are located in South Texas, Mississippi and Alabama and include two gas processing plants, one fractionation facility and gathering and transportation pipelines.

Southcross Holdings LP, a Delaware limited partnership (“Holdings”), indirectly owns 100% of Southcross Energy Partners GP, LLC, a Delaware limited liability company, our General Partner (“General Partner”) (and therefore controls us), all of our subordinated and Class B convertible units (“Class B Convertible Units”) and 54.6% of our common units. Our General Partner owns an approximate 2.0% interest in us and all of our incentive distribution rights.

Following the emergence of Holdings from its Chapter 11 reorganization proceeding on April 13, 2016, EIG Global Energy Partners, LLC (“EIG”) and Tailwater Capital LLC (“Tailwater”) (collectively, the “Sponsors”) each indirectly own approximately one-third of Holdings, and a group of consolidated lenders under Holdings’ term loan (the “Lenders”) own the remaining one-third of Holdings.

Liquidity Consideration
Our future cash flow will be materially adversely affected if the prices for natural gas, NGL and crude oil reduce drilling for oil or natural gas in our primary operating area, the Eagle Ford Shale. The majority of our revenue is derived from fixed-fee and fixed-spread contracts, which have limited direct exposure to commodity price levels since we are paid based on the volumes of natural gas that we gather, process, treat, compress and transport and the volumes of NGLs we fractionate and transport, rather than being paid based on the value of the underlying natural gas or NGLs. In addition, a portion of our contract portfolio contains minimum volume commitment arrangements. The majority of our volumes are dependent upon the level of producer drilling activity. As a result of the energy price environment and reduction in drilling activity we have experienced, we implemented cost-saving initiatives in 2016 and remain focused on these efforts to improve future liquidity.
On December 29, 2016, we entered into the fifth amendment (the “Fifth Amendment”) to the Third Amended and Restated Revolving Credit Agreement with Wells Fargo, N.A., UBS Securities LLC, Barclays Bank PLC and a syndicate of lenders (the "Third A&R Revolving Credit Agreement"), pursuant to which we received a full waiver for all defaults or events of default arising out of our failure to comply with the financial covenant to maintain a Consolidated Total Leverage Ratio (as defined in the Fifth Amendment) less than 5.00 to 1.00 for the quarter ended September 30, 2016.
Additionally, pursuant to the Fifth Amendment, (i) the total aggregate commitments under the Third A&R Revolving Credit Agreement were reduced from $200 million to $145 million and the sublimit for letters of credit also was reduced from $75 million to $50 million (total aggregate commitments will be periodically further reduced through December 31, 2018); (ii) the Consolidated Total Leverage Ratio and Consolidated Senior Secured Leverage Ratio (each as defined in the Fifth Amendment) financial covenants were suspended until the quarter ending March 31, 2019; and (iii) the Consolidated Interest Coverage Ratio (as defined in the Fifth Amendment) financial covenant requirement was reduced from 2.50 to 1.00 to 1.50 to 1.00 for all periods ending on or prior to December 31, 2018 (the “Ratio Compliance Date”). Prior to the Ratio Compliance Date, we will be required to maintain minimum levels of Consolidated EBITDA (as defined in the Fifth Amendment) on a quarterly basis and be subject to certain covenants and restrictions related to liquidity and capital expenditures. See Note 5.
In connection with the execution of the Fifth Amendment, on December 29, 2016, the Partnership entered into (i) an Investment Agreement (the "Investment Agreement") with Holdings and Wells Fargo Bank, N.A., (ii) a Backstop Agreement (the "Backstop Agreement") with Holdings, Wells Fargo Bank, N.A. and the Sponsors and (iii) a First Amendment to the equity cure contribution agreement (the "Equity Cure Contribution Amendment") with Holdings. Pursuant to the Equity Cure Contribution Amendment, on December 29, 2016, Holdings contributed $17.0 million to us in exchange for 11,486,486 common units. The proceeds of the $17.0 million contribution were used to pay down the outstanding balance under the Third A&R Revolving Credit Agreement and for general corporate purposes. In addition, pursuant to entering into the Investment Agreement, the previous equity cure contribution agreement with Holdings was terminated and Holdings has agreed to contribute $15.0 million to us (the “Committed Amount”) upon the earlier to occur of December 31, 2017 or notification from the Partnership of an event of default under the Third A&R Revolving Credit Agreement. In exchange for the amounts contributed pursuant to the Investment Agreement upon a Partial Investment Trigger or the Full Investment Trigger (each defined in the Investment Agreement), we will issue to Holdings, at Holdings’ election, either (i) a number of common units at an issue price equal to either (a) if the common units are listed on a national stock exchange, 93% of the volume weighted average price of such common units for the 20-day period immediately preceding the date of the contribution or (b) if the common units are not listed on a national stock exchange, the fair market value of such common units as reasonably agreed by us and Holdings or (ii) a senior unsecured note of the Partnership in an initial face amount equal to the amount of the contribution by Holdings (an “Investment Note”). If Holdings elects to receive an Investment Note in exchange for a contribution pursuant to the Investment Agreement, such Investment Note will mature on or after November 5, 2019 and bear interest at a rate of 12.5% per annum payable in-kind prior to December 31, 2018 and in cash on or after December 31, 2018. The Investment Note, if any, will be our unsecured obligation subordinate in right of payment to any of our secured obligations under the Third A&R Revolving Credit Agreement and will contain covenants and events of default no more restrictive than those currently provided in the Third A&R Revolving Credit Agreement.
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

Based upon the Partnership’s financial forecast, the Fifth Amendment, as well as the Committed Amount, we believe management's executed plans provide the Partnership with sufficient liquidity to fund future operations through at least twelve months from the date that these financial statements were issued.

Basis of Presentation

We prepared this report under the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by GAAP and should be read in conjunction with our 2016 Annual Report on Form 10-K (“2016 Annual Report on Form 10-K”). The condensed consolidated financial statements as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016, are unaudited and have been prepared on the same basis as the audited financial statements included in our 2016 Annual Report on Form 10-K. Adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position have been included herein. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

The disclosures included in this report provide an update to our 2016 Annual Report on Form 10-K.

We evaluate events that occur after the balance sheet date, but before the financial statements are issued, for potential recognition or disclosure. Based on the evaluation, we determined that there were no material subsequent events for recognition or disclosure other than those disclosed in this report. See Note 13.
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

Significant Accounting Policies

During the first quarter of 2017, there were no material changes to our significant accounting policies described in Note 1 of our 2016 Annual Report on Form 10-K.

Recent Accounting Pronouncements
Accounting standard-setting organizations frequently issue new or revised accounting pronouncements. We review and evaluate new pronouncements and existing pronouncements to determine their impact, if any, on our condensed consolidated financial statements. We are evaluating the impact of each pronouncement on our condensed consolidated financial statements.
In 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers and in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In April 2016, the FASB issued an accounting pronouncement that updates the identifying performance obligations and licensing implementation guidance. We are currently evaluating our contract mix, developing our implementation plan, and assessing the impact to our existing accounting policies and controls that may be impacted by the standard. The standard will become effective beginning in 2018.

2. NET LOSS PER LIMITED PARTNER UNIT AND DISTRIBUTIONS

Net Loss Per Limited Partner Unit

The following is a reconciliation of net loss attributable to limited partners and the limited partner units used in the basic and diluted earnings per unit calculations for the three months ended March 31, 2017 and 2016 (in thousands, except unit and per unit data):

	Three Months Ended March 31,
	2017	2016
Net loss	$(15,383)	$(15,520)
General partner unit in-kind distribution	(8)	—
Net loss attributable to Holdings	—	—
Net loss attributable to partners	$(15,391)	$(15,520)

General partner's interest(1)	$(316)	$(311)
Class B Convertible limited partner interest(1)	(3,335)	(4,286)
Limited partners' interest(1)
Common	$(9,380)	$(7,643)
Subordinated	(2,360)	(3,280)

(1)
General Partner's and limited partners’ interests are calculated based on the allocation of net losses for the period, net of the General Partner unit in-kind distributions. The Class B Convertible Unit interest is calculated based on the allocation of only net losses for the period.

	Three Months Ended March 31,
Common Units	2017	2016
Interest in net loss	$(9,380)	$(7,643)
Effect of dilutive units - numerator (1)	—	—
Dilutive interest in net loss	$(9,380)	$(7,643)

Weighted-average units - basic	48,521,512	28,445,879
Effect of dilutive units - denominator (1)	—	—
Weighted-average units - dilutive	48,521,512	28,445,879

Basic and diluted net loss per common unit	$(0.19)	$(0.27)

	Three Months Ended March 31,
Subordinated Units	2017	2016
Interest in net loss	$(2,360)	$(3,280)
Effect of dilutive units - numerator (1)	—	—
Dilutive interest in net loss	$(2,360)	$(3,280)

Weighted-average units - basic	12,213,713	12,213,713
Effect of dilutive units - denominator (1)	—	—
Weighted-average units - dilutive	12,213,713	12,213,713

Basic and diluted net loss per subordinated unit	$(0.19)	$(0.27)

(1)
Because we had a net loss for all periods for common units and the subordinated units, the effect of the dilutive units would be anti-dilutive to the per unit calculation. Therefore, the weighted average units outstanding are the same for basic and dilutive net loss per unit for those periods. The weighted average units that were not included in the computation of diluted per unit amounts were 89,089 unvested awards granted under the LTIP for the three months ended March 31, 2017. There were no weighted average units not included in the computation of diluted per units amounts for the three months ended March 31, 2016.

Our calculation of the number of weighted-average units outstanding includes the common units that have been awarded to our directors that are deferred under our Non-Employee Director Deferred Compensation Plan.

Cash Distributions

Our agreement of limited partnership (as amended and restated, the “Partnership Agreement”), requires that within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by our General Partner. There is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Beginning with the third quarter of 2014, until such time that we have a distributable cash flow divided by cash distributions ratio (“Distributable Cash Flow Ratio”) of at least 1.0, Holdings, the indirect holder of all of our subordinated units, waived the right to receive distributions on any subordinated units that would cause the Distributable Cash Flow Ratio to be less than 1.0. In addition, the First Amendment (as defined in Note 5) imposed additional restrictions on our ability to declare and pay quarterly cash distributions with respect to our subordinated units. Additionally, we are restricted under the Fifth Amendment from paying a distribution with respect to our common units until our Consolidated Total Leverage Ratio is below 5.0. See Note 5.

The board of directors of our General Partner suspended paying a quarterly distribution with respect to the fourth quarter of 2015, every quarter of 2016 and the first quarter of 2017 to reserve any excess cash for the operation of our business. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders and will continue to evaluate our ability to reinstate the distribution in future periods.

Paid In-Kind Distributions

Class B Convertible Units. As of March 31, 2017, the Class B Convertible Units consisted of 17,405,250 of such units including the additional Class B Convertible Units issued in-kind as a distribution (“Class B PIK Units”). The Class B Convertible Units are not participating securities for purposes of the earnings per unit calculation. Commencing with the quarter ended September 30, 2014 and until converted, as long as certain requirements are met, the holders of the Class B Convertible Units will receive quarterly distributions in an amount equal to $0.3257 per unit. These distributions will be paid quarterly in Class B PIK Units within 45 days after the end of each quarter. Our General Partner was entitled, and has exercised its right, to retain its 2.0% general partner interest in us in connection with the original issuance of the Class B Convertible Units. In connection with future distributions of Class B PIK Units, the General Partner is entitled to a corresponding distribution to maintain its 2.0% general partner interest in us. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions. See Note 7.

The following table presents the Class B PIK Units distributions issued on the Class B Convertible Units for the periods ended December 31, 2016 and March 31, 2017 (in thousands, except per unit and in-kind distribution units):

Payment Date	Attributable to the Quarter Ended	Per Unit Distribution	In-Kind Class B Convertible Unit Distributions to Class B Convertible Holders	In-Kind Class B Convertible Distributions Value(1)	In-Kind Unit Distribution to General Partner	In-Kind General Partner Distribution Value(1)
2017
May 11, 2017	March 31, 2017	$0.3257	304,615	$1,060	6,216	$22
2016
February 14, 2017	December 31, 2016	$0.3257	299,375	$404	6,109	$8

(1)	The fair value was calculated as required, based on the common unit price at the quarter end date for the period attributable to the distribution, multiplied by the number of units distributed.

3. FINANCIAL INSTRUMENTS

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair values based on the short-term nature of these instruments. The fair value of our Credit Facility (defined in Note 5) approximates its carrying amount due primarily to the variable nature of the interest rate of the instrument and is considered a Level 2 fair value measurement. As of March 31, 2017, the fair value of our term loan was $389.5 million, based on recent trading levels and is considered a Level 2 fair value instrument.

Derivative Financial Instruments
Interest Rate Derivative Transactions
We enter into interest rate swap contracts whereby we receive a floating rate and pay a fixed rate to reduce the risk associated with the variability of interest rates for our term loan borrowings. The interest rate swap contract for the $100.0 million notional value matured on January 1, 2017. Our interest rate swap position as of the maturity date was as follows (in thousands):

				Estimated Fair Value
Notional Amount	Fixed Rate	Effective Date	Maturity Date	December 31, 2016
$100,000	1.195%	June 30, 2015	January 1, 2017	(15)

Effectively, we enter into interest rate cap contracts to limit our London Interbank Offered Rate (“LIBOR”) based interest rate risk on the portion of debt hedged at the contracted cap rate. Our interest rate cap position was as follows (in thousands):

				Estimated Fair Value
Notional Amount	Cap Rate	Effective Date	Maturity Date	March 31, 2017
$80,000	3.000%	June 30, 2015	June 30, 2017	—
50,000	3.000%	December 31, 2015	December 31, 2017	—
50,000	3.000%	June 30, 2016	June 30, 2018	1
40,000	3.000%	December 31, 2016	January 1, 2018	—
40,000	3.000%	December 31, 2016	July 1, 2018	1
40,000	3.000%	December 31, 2016	January 1, 2019	4
				$6

These interest rate derivatives are not designated as cash flow hedging instruments for accounting purposes and as a result, changes in the fair value are recognized in interest expense immediately.

The fair value of our interest rate derivative transactions is determined based on a discounted cash flow method using contractual terms of the transactions. The floating coupon rate is based on observable rates consistent with the frequency of the interest cash flows. We have elected to present our interest rate derivatives net in the balance sheets. There was no effect of offsetting in the balance sheets as of March 31, 2017 or December 31, 2016.

The fair values of our interest rate derivative transactions were as follows (in thousands):

	Significant Other Observable Inputs (Level 2)
	Fair Value Measurement as of
	March 31, 2017	December 31, 2016
Current interest rate derivative assets	$3	$2
Non-current interest rate derivative assets	3	2
Current interest rate derivative (liabilities)	—	(15)
Total interest rate derivatives	$6	$(11)

The realized and unrealized amounts recognized in interest expense associated with derivatives were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Unrealized loss (gain) on interest rate derivatives	$(2)	$30
Realized loss (gain) on interest rate derivatives	(15)	99

4. LONG-LIVED ASSETS
Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (yrs)	March 31, 2017	December 31, 2016
Pipelines	15-30	$554,223	$552,540
Gas processing, treating and other plants	15	510,316	509,840
Compressors	5-15	76,443	72,054
Rights of way and easements	15	49,998	49,998
Furniture, fixtures and equipment	5	9,767	9,269
Capital lease vehicles	3-5	2,123	1,713
Total property, plant and equipment		1,202,870	1,195,414
Accumulated depreciation and amortization		(280,627)	(262,709)
Total		922,243	932,705

Construction in progress		15,788	16,150
Land and other		22,485	22,431
Property, plant and equipment, net		$960,516	$971,286

Depreciation is provided using the straight-line method based on the estimated useful life of each asset.

As part of Partnership-wide cost-saving initiatives, in December 2016 we shut down our Conroe processing plant and converted our Gregory cryogenic processing plant (“Gregory”) into a compressor station. The gas previously processed at Gregory has been re-rerouted to our Woodsboro processing facility beginning in the fourth quarter of 2016.

In an effort to further our cost-saving initiatives, management decided to mothball the Bonnie View fractionation facility (“Bonnie View”) starting in the second quarter of 2017. Bonnie View will remain operational as a swing plant until the scheduled maintenance of Holdings’ Robstown fractionation facility (“Robstown”) is completed in May 2017. Once completed, Robstown will continue to fractionate all Y-grade products and a majority of Bonnie View will be idled in June 2017 until such time as the facility is needed again. We expect to continue the use of NGL storage and truck unloading facilities at Bonnie View in the future.

In January 2015, we shut down Gregory for four weeks due to a fire at the facility. In December 2016, we reached a settlement related to the Gregory fire with our insurance carriers. We received a payment of $2.0 million from our insurance carriers in the first quarter of 2017 and recorded a $1.5 million gain related to insurance proceeds received in excess of expenditures incurred to repair Gregory. As stipulated in the Term Loan Agreement (defined in Note 5), we used $1.0 million ($2.0 million of proceeds, net of the 2015 insurance deductible of $0.5 million and additional expenditures to repair Gregory of $0.5 million) of the proceeds to make a mandatory prepayment on our term loan.

Intangible Assets

Intangible assets of $1.4 million as of March 31, 2017 and December 31, 2016, respectively, represent the unamortized value assigned to long-term supply and gathering contracts. These intangible assets are amortized on a straight-line basis over the 30-year expected useful lives of the contracts through 2041. Amortization expense over the next five years related to intangible assets is not significant.

5. LONG-TERM DEBT

Our outstanding debt and related information at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017	December 31, 2016
Revolving credit facility due 2019	$113,055	$122,555
Term loans (including original issue discount of $1.4 million and $1.5 million as of March 31, 2017 and December 31, 2016, respectively) due 2021	435,212	437,291
Total long-term debt (including current portion)	548,267	559,846
Current portion of long-term debt	(4,256)	(4,500)
Deferred financing costs	(10,701)	(11,474)
Total long-term debt	$533,310	$543,872

Outstanding letters of credit	$16,211	$19,378
Remaining unused borrowings	$15,734	$3,067

	Three Months Ended March 31,
	2017	2016
Weighted average interest rate	5.80%	5.20%
Average outstanding borrowings	$553,699	$626,353
Maximum borrowings	$553,805	$628,055

Senior Credit Facilities

Our long-term debt arrangements consist of (i) the Third A&R Revolving Credit Agreement and (ii) a Term Loan Credit Agreement with Wilmington Trust, National Association, UBS Securities LLC and Barclays Bank PLC and a syndicate of lenders (the “Term Loan Agreement” and, together with the Third A&R Revolving Credit Agreement, the “Senior Credit Facilities”). Substantially all of our assets are pledged as collateral under the Senior Credit Facilities, with the security interest of the facilities ranking pari passu.

Third A&R Revolving Credit Agreement

The Third A&R Revolving Credit Agreement is a five-year $200 million revolving credit facility due August 4, 2019 (the “Credit Facility”). Borrowings under our Credit Facility bear interest at LIBOR plus an applicable margin or a base rate as defined in the Third A&R Revolving Credit Agreement. Pursuant to the Third A&R Revolving Credit Agreement, among other things:

(a)	the letters of credit sublimit was set at $75 million; and

(b)
if we fail to comply with the Consolidated Total Leverage Ratio, Consolidated Senior Secured Leverage Ratio and the Consolidated Interest Coverage Ratio covenants (each as defined in the Third A&R Revolving Credit Agreement, and collectively the “Financial Covenants”) (each such failure, a “Financial Covenant Default”), we have the right (a limited number of times) to cure such Financial Covenant Default by having the Sponsors purchase equity interests in or make capital contributions to us resulting in, among other things, proceeds that, if added to Consolidated EBITDA (as defined in the Third A&R Revolving Credit Agreement) would result in us satisfying the Financial Covenants.

Amendments to Third A&R Revolving Credit Agreement

On May 7, 2015, we entered into the first amendment to our Third A&R Revolving Credit Agreement among the Partnership, as the borrower, the lenders and other parties thereto (the “First Amendment”).

The First Amendment, among other things:

(i) revised the maximum Consolidated Total Leverage Ratio set at 5.00 to 1.0 as of the last day of each fiscal quarter after September 30, 2016, without any step-ups in connection with acquisitions;

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

On July 25, 2016, we determined Holdings’ cash contribution to us for the first quarter 2016 equity cure had not been timely transferred to us, as required under the Third A&R Revolving Credit Agreement, due to an administrative oversight, which resulted in a default. On July 26, 2016, Holdings fully funded the first quarter 2016 equity cure. On August 4, 2016, we entered into the limited waiver and second amendment to the Third A&R Revolving Credit Agreement whereby the lenders waived any default or right to exercise any remedy as a result of this technical event of default to fund timely the first quarter 2016 equity cure.
On November 8, 2016, we entered into the third amendment to the Third A&R Revolving Credit Agreement (the “Third Amendment”) which stipulated, among other things, that i) the equity cure funding deadline for the quarter ended September 30, 2016 (“Q3 2016 Equity Cure”) was extended from November 23, 2016 to December 16, 2016, and ii) the total revolving credit exposure (generally defined as funded borrowings plus letters of credit issued and outstanding) was limited to $145.2 million until the Q3 2016 Equity Cure was funded. The Third Amendment stipulated, among other things, that any Excess Cash Balance (generally defined as unrestricted book cash on hand that exceeds $15 million) as of the last business day of each week would be used to temporarily reduce funded borrowings under our Credit Facility.
On December 9, 2016, we entered into the fourth amendment to the Third A&R Revolving Credit Agreement which stipulated, among other things, that i) the deadline for funding the Q3 2016 Equity Cure was further extended and ii) that any account into which we deposited funds, securities or commodities will be subject to a lien and control agreement for the benefit of the secured parties under the Third A&R Revolving Credit Agreement.
On December 29, 2016, we entered into the Fifth Amendment which, among other things:

(i) permitted a full waiver for all defaults or events of default arising out of our failure to comply with the financial covenant to maintain a Consolidated Total Leverage Ratio less than 5.00 to 1.00 for the quarter ended September 30, 2016;

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

(iii) modified the borrowings under the Third A&R Revolving Credit Agreement to bear interest at the LIBOR or a base rate plus an applicable margin that cumulatively increases pursuant to the Fifth Amendment by (a) 125 basis points if our Consolidated Total Leverage Ratio is greater than or equal to 5.00 to 1.00, plus (b) 100 basis points if our Consolidated Total Leverage Ratio is greater than or equal to 6.00 to 1.00, plus (c) 100 basis points if our Consolidated Total Leverage Ratio is greater than or equal to 7.00 to 1.00, plus (d) 100 basis points if our Consolidated Total Leverage Ratio is greater than or equal to 8.00 to 1.00. At our election, the 100 basis point increase to the applicable margin upon our Consolidated Total Leverage Ratio being greater than or equal to 8.00 to 1.00 may be replaced with a 150 basis point increase that is payable in kind;

(iv) suspended the Consolidated Total Leverage Ratio and Consolidated Senior Secured Leverage Ratio financial covenants and reduced the Consolidated Interest Coverage Ratio financial covenant requirement from 2.50 to 1.00 to 1.50 to 1.00 for all periods ending on or prior to the Ratio Compliance Date;

(v) requires us to generate Consolidated EBITDA in certain minimum amounts beginning with the quarter ending December 31, 2016 and rolling forward thereafter through the quarter ending December 31, 2018;

(vi) requires us to maintain at least $3 million of Liquidity (as defined therein) as of the last business day of each calendar week;

(vii) restricts our capital expenditures for growth and maintenance to not exceed certain amounts per fiscal year; and

(viii) beginning with the fiscal quarter ending March 31, 2019, our Consolidated Total Leverage Ratio cannot exceed 5.00 to 1.00 and our Consolidated Senior Secured Leverage Ratio cannot exceed 3.50 to 1.00. Until such time as our Consolidated Total Leverage Ratio is less than 5.00 to 1.00, we will also be restricted from making cash distributions to our unitholders and from entering into acquisition or merger agreements with third-party businesses involving a purchase price greater than $10 million, unless such acquisition is funded entirely using the proceeds from the issuance of equity. In addition, until such time as our Consolidated Total Leverage Ratio is less than or equal to 5.00 to 1.00, we will be required to repay any outstanding borrowings under the Credit Facility in an amount equal to 50% of our Excess Cash Flow (as defined in the Fifth Amendment).

Term Loan Agreement

The Term Loan Agreement is a $450 million senior secured term loan facility maturing on August 4, 2021. Borrowings under our Term Loan Agreement bear interest at LIBOR plus 4.25% or a base rate as defined in the respective credit agreement with a LIBOR floor of 1.00%. The facility will amortize in equal quarterly installments in an aggregate amount equal to 1% of the original principal amount, less any mandatory prepayments (as defined in the Term Loan Agreement), ($1.064 million), with the remainder due on the maturity date.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included in long-term debt on the balance sheets. Changes in deferred financing costs are as follows (in thousands):

	2017	2016
Deferred financing costs, January 1	$11,474	$14,141
Capitalization of deferred financing costs	96	86
Amortization of deferred financing costs	(869)	(762)
Deferred financing costs, March 31	$10,701	$13,465

6. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we are party to certain legal or administrative proceedings that arise in the ordinary course and are incidental to our business. For example, during periods when we are expanding our operations through the development of new pipelines or the construction of new plants, we may become involved in disputes with landowners that are in close proximity to our activities. While we are involved currently in several such proceedings and disputes, our management believes that none of such proceedings or disputes will have a material adverse effect on our results of operations, cash flows or financial condition. However, future events or circumstances, currently unknown to management, will determine whether the resolution of any litigation or claims ultimately will have a material effect on our results of operations, cash flows or financial condition in any future reporting periods.

Formosa. On March 5, 2013, one of our subsidiaries, Southcross Marketing Company Ltd., filed suit in a District Court of Dallas County against Formosa Hydrocarbons Company, Inc. (“Formosa”). The lawsuit sought recoveries of losses that we believe our subsidiary experienced as a result of the failure of Formosa to perform certain obligations under the gas processing and sales contract between the parties. Formosa filed a response generally denying our claims and, later, Formosa filed a counterclaim against our subsidiary claiming our subsidiary breached the gas processing and sales contract and a related agreement between the parties for the supply by Formosa of residue gas to a third party on behalf of our subsidiary. On
December 30, 2016, we reached a final settlement with Formosa and the appeals have been dismissed. We were awarded $3.1 million, of which we received $1.6 million on December 30, 2016. We recorded a receivable of $1.6 million in our consolidated balance sheet as of December 31, 2016 for the remaining balance, which was received in January 2017.

Regulatory Compliance

In the ordinary course of our business, we are subject to various laws and regulations. In the opinion of our management, compliance with current laws and regulations will not have a material effect on our results of operations, cash flows or financial condition.

Leases

Capital Leases

We have vehicle leases that are classified as capital leases. The termination dates of the lease agreements vary from 2017 to 2019. We recorded amortization expense related to the capital leases of $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. Capital leases entered into during the three months ended March 31, 2017 and 2016, were $0.4 million and $0.1 million, respectively. The capital lease obligation amounts included on the balance sheets were as follows (in thousands):

	March 31, 2017	December 31, 2016
Other current liabilities	$464	$396
Other non-current liabilities	560	497
Total	$1,024	$893

Operating Leases

We maintain operating leases in the ordinary course of our business activities. These leases include those for office and other operating facilities and equipment. The termination dates of the lease agreements vary from 2017 to 2025. Expenses associated with operating leases, recorded in operations and maintenance expenses and general and administrative expenses in our statements of operations, were $1.6 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively. A rental reimbursement included in our lease agreement associated with the office space we leased in June 2015 of $1.9 million, net of amortization, has been recorded as a deferred liability on our condensed consolidated balance sheets as of March 31, 2017. This amount will continue to be amortized against the lease payments over the length of the lease term.

7. PARTNERS’ CAPITAL

Ownership

Our units outstanding as of March 31, 2017 are as follows (in units):

	Partners’ Capital
		Owned by Parent
	Public	Holdings	Class B		General
	Common	Common	Convertible	Subordinated	Partner
Units outstanding as of December 31, 2016	22,010,016	26,492,074	17,105,875	12,213,713	1,588,198
Vesting of LTIP units, net	36,361	—	—	—	—
In-kind distributions and issuances to general partner to maintain 2.0% ownership	—	—	299,375	—	6,851
Units outstanding as of March 31, 2017	22,046,377	26,492,074	17,405,250	12,213,713	1,595,049

Common Units
Our common units represent limited partner interests in us. The holders of our common units are entitled to participate in our distributions (to the extent distributions are made) and are entitled to exercise the rights and privileges available to limited partners under our Partnership Agreement.
Class B Convertible Units
As of March 31, 2017, the Class B Convertible Units consist of 17,405,250 units, inclusive of any Class B PIK Units issued. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions as noted below.

Our Partnership Agreement does not allow additional Class B Convertible Units (other than Class B PIK Units) to be issued without the prior approval of our General Partner and the holders of a majority of the outstanding Class B Convertible Units. As of March 31, 2017, all of our outstanding Class B Convertible Units were indirectly owned by Holdings.

Distribution Rights: The holders of the Class B Convertible Units receive quarterly distributions in an amount equal to $0.3257 per unit paid in Class B PIK Units (based on a unit issuance price of $18.61) within 45 days after the end of each quarter. Our General Partner was entitled, and has exercised its right, to retain its 2.0% general partner interest in us in connection with the original issuance of Class B Convertible Units. In connection with future distributions of Class B PIK Units, the General Partner is entitled to a corresponding distribution to maintain its 2.0% general partner interest in us.

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

Subordinated Units

Subordinated units represent limited partner interests in us and convert to common units at the end of the Subordination Period (as defined in our Partnership Agreement). The principal difference between our common units and our subordinated units is that in any quarter during the Subordination Period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units do not accrue arrearages. Beginning with the third quarter of 2014, until such time we have a Distributable Cash Flow Ratio of at least 1.0, Holdings, the indirect holder of the subordinated units, has waived the right to receive distributions on any subordinated units that would cause the Distributable Cash Flow Ratio to be less than 1.0. In addition, the Fifth Amendment imposed additional restrictions on our ability to declare and pay quarterly cash distributions with respect to our subordinated units. See Note 5.

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

8. TRANSACTIONS WITH RELATED PARTIES

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

	Three Months Ended March 31,
	2017	2016
Charlesbank Capital Partners, LLC(1)	$—	$66
EIG	35	26
Tailwater	36	29
Total fees and expenses paid for director services to affiliated entities	$71	$121

(1)	Charlesbank Capital Partners, LLC indirectly owned approximately one-third of Holdings until April 13, 2016.

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

	Three Months Ended March 31,
	2017	2016
Reimbursements included in general and administrative expenses	$4,697	$3,496
Reimbursements included in operations and maintenance expenses	3,912	5,298
Total reimbursements to our General Partner and its affiliates	$8,609	$8,794

Other Transactions with Affiliates

We have a gas gathering and processing agreement (the “G&P Agreement”) and an NGL sales agreement (the “NGL Agreement”) with an affiliate of Holdings. Under the terms of these commercial agreements, we transport, process and sell rich natural gas for the affiliate of Holdings in return for agreed-upon fixed fees, and we can sell natural gas liquids that we own to Holdings at agreed-upon fixed prices. The NGL Agreement also permits us to utilize Holdings’ fractionation services at market-based rates. We had purchases of NGLs from Holdings of $0.2 million for the three months ended March 31, 2017.

We have a series of commercial agreements with affiliates of Holdings including a gas gathering and treating agreement, a compression services agreement, a repair and maintenance agreement and an NGL transportation agreement. Under the terms of these commercial agreements, we gather, treat, transport, compress and redeliver natural gas for the affiliates of Holdings in return for agreed-upon fixed fees. In addition, under the NGL transportation agreement, we transport a minimum volume of NGLs per day at a fixed rate per gallon. The operational expense associated with such agreements was capped at $1.7 million per quarter through December 31, 2016. In the first quarter of 2016, we exceeded this cap by $1.0 million.

We recorded revenues from affiliates of $40.8 million and $24.3 million for the three months ended March 31, 2017 and 2016, respectively, in accordance with the G&P Agreement, the NGL Agreement and the series of commercial agreements.

We had accounts receivable due from affiliates of $17.0 million and $8.0 million as of March 31, 2017 and December 31, 2016, respectively, and accounts payable due to affiliates of $0.5 million as of December 31, 2016. The affiliate receivable and payable balances are related primarily to transactions associated with Holdings, noted above, and our joint venture investments (defined in Note 11). The receivable balance due from Holdings is current as of March 31, 2017.

In connection with the execution of the Fifth Amendment, on December 29, 2016, the Partnership entered into (i) the
Investment Agreement with Holdings and Wells Fargo Bank, N.A., (ii) the Backstop Agreement with Holdings, Wells Fargo
Bank, N.A. and the Sponsors and (iii) the Equity Cure Contribution Amendment with Holdings. See Notes 1 and 5 for additional details.

9. INCENTIVE COMPENSATION
Unit Based Compensation
Long-Term Incentive Plan
The 2012 Long-Term Incentive Plan (“LTIP”) provides incentive awards to eligible officers, employees and directors of our General Partner. Awards granted to employees under the LTIP generally vest over a three year period in equal annual installments, or in the event of a change in control, in either a common unit or an amount of cash equal to the fair market value of a common unit at the time of vesting, as determined by our management at its discretion. These awards also include distribution equivalent rights that grant the holder the right to receive an amount equal to the cash distributions on common units during the period the award remains outstanding.
On November 9, 2015, the holders of a majority of our limited partner interests approved an amendment to the LTIP which increased the number of common units that may be granted as awards by 4,500,000 units. The term of the LTIP also was extended to a period of 10 years following the amendment's adoption.
The following table summarizes information regarding awards of units granted under the LTIP:

	Units	Weighted-Average Fair Value at Grant Date
Unvested - December 31, 2016	368,281	$14.91
Forfeited units	(124,200)	$15.75
Units recaptured for tax withholdings(1)	(17,057)	$10.85
Vested units(1)	(36,361)	$10.94
Unvested - March 31, 2017	190,663	$14.77

(1) The weighted-average fair value price on the date of vesting for our vested units was $2.66. The weighted-average fair value price on the date of vesting for our units recaptured for tax withholdings was $2.64.

For the three months ended March 31, 2017, we did not grant any equity awards under the LTIP. As of March 31, 2017, we had total unamortized compensation expense of $0.9 million related to unvested awards. Compensation expense associated with awards is expected to be recognized over the three-year vesting period from each equity award’s grant date. As of March 31, 2017, we had 5,313,173 units available for issuance under the LTIP.

Unit Based Compensation Expense

The following table summarizes information regarding recognized compensation expense, which is included in general and administrative and operations and maintenance expenses on our statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Unit-based compensation	$257	$981

Employee Savings Plan
We have employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, whereby employees of our General Partner may contribute a portion of their base compensation to the employee savings plan, subject to limits. We provide a matching contribution each payroll period equal to 100% of each employee’s contribution up to the lesser of 6% of the employee’s eligible compensation or $16,200 annually for the period. The following table summarizes information regarding contributions and the expense recognized for the matching contributions, which is included in general and administrative expense on our statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Matching contributions expensed for employee savings plan	$188	$209
10. REVENUES

We had revenues consisting of the following categories (in thousands):

	Three Months Ended March 31,
	2017	2016
Sales of natural gas	$86,504	$62,603
Sales of NGLs and condensate	41,054	26,189
Transportation, gathering and processing fees	27,268	29,135
Other	332	1,799
Total revenues	$155,158	$119,726

11. INVESTMENTS IN JOINT VENTURES

We own equity interests in three joint ventures with Targa Resources Corp. (“Targa”) as our joint venture partner. T2 Eagle Ford Gathering Company LLC (“T2 Eagle Ford”), T2 LaSalle Gathering Company LLC (“T2 LaSalle”) and T2 EF Cogeneration Holdings LLC (“T2 Cogen”) operate pipelines and a cogeneration facility located in South Texas. We indirectly own a 50% interest in T2 Eagle Ford, a 50% interest in T2 Cogen and a 25% interest in T2 LaSalle. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization. Our maximum exposure to loss related to these joint ventures includes our equity investment, any additional capital contributions and our share of any operating expenses incurred by the joint ventures.

The joint ventures’ summarized financial data from their statements of operations for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue
T2 Eagle Ford	$1,141	$1,402
T2 Cogen	83	922
T2 LaSalle	385	380

Net loss
T2 Eagle Ford	$(4,906)	$(4,586)
T2 Cogen	(992)	(1,542)
T2 LaSalle	(1,468)	(1,468)

Our equity in losses of joint venture investments is comprised of the following for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
T2 Eagle Ford	$(2,453)	$(2,291)
T2 Cogen	(496)	(771)
T2 LaSalle	(367)	(367)
Equity in losses of joint venture investments	$(3,316)	$(3,429)
Our investments in joint ventures is comprised of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
T2 Eagle Ford	$99,261	$101,669
T2 Cogen	5,579	6,003
T2 LaSalle	16,108	16,424
Investments in joint ventures	$120,948	$124,096

12. CONCENTRATION OF CREDIT RISK

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

Our top ten customers for the three months ended March 31, 2017 and 2016 represent the following percentages of consolidated revenue:

	Three Months Ended March 31,
	2017	2016
Top ten customers	56.0%	63.3%

We did not have any customers exceed 10% of total consolidated revenue for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017 and 2016, we did not experience significant non-payment for services. We had no allowance for uncollectible accounts receivable at March 31, 2017. We recorded an allowance for uncollectible accounts receivable of $0.1 million at December 31, 2015, which was written off in 2016.

13. SUBSEQUENT EVENTS

On April 5, 2017, TPL SouthTex Processing Company, LP (“TPL”), an indirect subsidiary of Targa, filed a Demand for Arbitration with the American Arbitration Association, against FL Rich Gas Services, LP, an indirect subsidiary of the Partnership (“FL Rich”) related to the operation of T2 Cogen. T2 Cogen, the owner of a cogeneration facility in South Texas, is operated by FL Rich pursuant to the terms of the Generation Plant Operating Agreement, dated March 4, 2013 (the “Operating Agreement”). TPL alleges that FL Rich (i) breached the Operating Agreement in its alleged failure to receive from the United States Environmental Protection Agency a Prevention of Significant Deterioration permit thereby harming Targa’s investment in T2 Cogen, (ii) breached its fiduciary duties with respect to funds or assets of T2 Cogen as operator of T2 Cogen under the terms of the Operating Agreement, and (iii) breached the Operating Agreement and the Limited Liability Company Agreement of T2 Cogen (the “LLC Agreement”) in installing a third turbine inside its Lone Star plant. TPL is seeking, among other things, (i) unspecified damages related to the alleged breaches under the Operating Agreement and LLC Agreement, (ii) the return of approximately $26 million in capital contributions to T2 Cogen received from TPL under the LLC Agreement and Operating Agreement, and (iii) the dissolution and liquidation of T2 Cogen and its assets, respectively. No arbitration hearing has yet been scheduled. We believe this matter is without merit and we intend to defend the arbitration vigorously. Because this matter is in an early stage, we are unable to predict its outcome and the possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on our financial position. Depending on the outcome or resolution of this matter, it could have a material effect on our financial position.

14. SUPPLEMENTAL INFORMATION

Supplemental Cash Flow Information (in thousands)

	Three Months Ended March 31,
	2017	2016
Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$8,419	$8,046
Cash received for tax refunds	—	(55)
Supplemental disclosures of non-cash investing and financing activities:
Accounts payable related to capital expenditures	3,529	5,477
Capital lease obligations	138	—
Accrued distribution equivalent rights on LTIP units	—	10
Class B Convertible unit in-kind distributions	404	—
Valley Wells' operating expense cap adjustment	—	991
Capitalization of Interest Cost
We capitalize interest on projects during their construction period. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is depreciated over the estimated useful life of the asset constructed. We incurred the following interest costs (in thousands):

	Three Months Ended March 31,
	2017	2016
Total interest costs	$9,297	$9,528
Capitalized interest included in property, plant and equipment, net	(194)	(358)
Interest expense	$9,103	$9,170
Southcross Assets Considered Leases to Third Parties
We have pipelines that transport natural gas to two power plants in Nueces County, Texas under fixed-fee contracts. The contracts have a primary term through 2029 and an option to extend the agreements by an additional term of up to ten years. These contracts are considered operating leases under the applicable accounting guidance.

Future minimum annual demand payment receipts under these agreements as of March 31, 2017 were as follows: $4.2 million for the remainder of 2017; $2.2 million in 2018; $2.2 million in 2019; $2.2 million in 2020 and $13.1 million thereafter. The revenue for the demand payments is recognized on a straight-line basis over the term of the contract. The demand fee revenues under the contracts were $0.7 million for the three months ended March 31, 2017 and 2016, respectively, and have been included within transportation, gathering and processing fees within Note 10. These amounts do not include variable fees based on the actual gas volumes delivered under the contracts. Variable fees recognized in revenues within transportation, gathering and processing fees within Note 10 were $0.8 million for the three months ended March 31, 2017 and 2016, respectively. Deferred revenue associated with these agreements was $9.3 million and $8.5 million at March 31, 2017 and December 31, 2016, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) as well as in periodic press releases and oral statements made by our management team during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described under the section entitled “Risk Factors” included in our 2016 Annual Report on Form 10-K.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

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

•	our ability to generate sufficient operating cash flow to resume funding our quarterly distributions;

•	the effects of downtime associated with our assets or the assets of third parties interconnected with our systems;

•	operating hazards, fires, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the failure of our processing, fractionation and treating plants to perform as expected, including outages for unscheduled maintenance or repair;

•	the effects of laws and governmental regulations and policies;

•	the effects of existing and future litigation;

•	the impact on our financial condition and operations resulting from the financial condition and operations of our controlling unitholder, Southcross Holdings LP and its ability to pay amounts to us;

•	changes in general economic conditions; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the SEC.

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

Overview

Southcross Energy Partners, L.P. (the "Partnership," "Southcross," "we," "our" or "us") is a Delaware limited partnership. Our common units are listed on the New York Stock Exchange under the symbol “SXE.” We are a master limited partnership, headquartered in Dallas, Texas, that provides natural gas gathering, processing, treating, compression and transportation services and NGL fractionation and transportation services. We also source, purchase, transport and sell natural gas and NGLs. Our assets are located in South Texas, Mississippi and Alabama and include two gas processing plants, one fractionation facility and gathering and transportation pipelines.

Southcross Holdings LP, a Delaware limited partnership (“Holdings”), indirectly owns 100% of Southcross Energy Partners GP, LLC, a Delaware limited liability company, our General Partner (“General Partner”) (and therefore controls us), all of our subordinated units and Class B convertible units and 54.6% of our common units. Our General Partner owns an approximate 2.0% interest in us and all of our incentive distribution rights.

Following the emergence of Holdings from its Chapter 11 reorganization proceeding on April 13, 2016, EIG Global Energy Partners, LLC (“EIG”) and Tailwater Capital LLC (“Tailwater”) (collectively, the “Sponsors”) each indirectly own approximately one-third of Holdings, and a group of consolidated lenders under Holdings’ term loan (the “Lenders”) own the remaining one-third of Holdings.

Recent Developments

Liquidity Consideration

On December 29, 2016, we entered into the fifth amendment to the Third A&R Revolving Credit Agreement (the “Fifth
Amendment”), pursuant to which we received a full waiver for all defaults or events of default arising out of our failure to comply with the financial covenant to maintain a Consolidated Total Leverage Ratio less than 5.00 to 1.00 for the quarter ended
September 30, 2016. Pursuant to the Fifth Amendment, (i) the total aggregate commitments under the Third A&R Revolving
Credit Agreement were reduced from $200 million to $145 million and the sublimit for letters of credit was reduced from $75 million to $50 million (total aggregate commitments will be periodically further reduced through December 31, 2018); (ii) the Consolidated Total Leverage Ratio and Consolidated Senior Secured Leverage Ratio (each as defined in the Fifth Amendment) financial covenants were suspended until the quarter ending March 31, 2019; and (iii) the Consolidated Interest Coverage Ratio (as defined in the Fifth Amendment) financial covenant requirement was reduced from 2.50 to 1.00 to 1.50 to 1.00 for all periods ending on or prior to December 31, 2018 (the “Ratio Compliance Date”). Prior to the Ratio Compliance Date, we will be required to maintain minimum levels of Consolidated EBITDA (as defined in the Fifth Amendment) on a quarterly basis and be subject to certain covenants and restrictions related to liquidity and capital expenditures. See Note 5 to our condensed consolidated financial statements.

In connection with the execution of the Fifth Amendment, on December 29, 2016, the Partnership entered into (i) an
Investment Agreement (the "Investment Agreement") with Holdings and Wells Fargo Bank, N.A., (ii) a Backstop Agreement
(the "Backstop Agreement") with Holdings, Wells Fargo Bank, N.A. and the Sponsors and (iii) a First Amendment to Equity
Cure Contribution Agreement (the "Equity Cure Contribution Amendment") with Holdings. Pursuant to the Equity Cure
Contribution Amendment, on December 29, 2016, Holdings contributed $17.0 million to us in exchange for 11,486,486 common units. The proceeds of the $17.0 million contribution were used to pay down the outstanding balance under the Third
A&R Revolving Credit Agreement and for general corporate purposes. In addition, pursuant to entering into the Investment
Agreement, the previous equity cure contribution agreement with Holdings was terminated and Holdings has agreed to contribute $15.0 million to us (the “Committed Amount”) upon the earlier to occur of December 31, 2017 or notification from the Partnership of an event of default under the Third A&R Revolving Credit Agreement. See Notes 1 and 5 to our condensed consolidated financial statements.

Distribution Suspension
The board of directors of our General Partner suspended paying a quarterly distribution with respect to the fourth quarter of 2015, every quarter of 2016 and the first quarter of 2017 to reserve any excess cash for the operation of our business. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders and will continue to evaluate our ability to reinstate the distribution in future periods. Additionally, we are restricted under the Fifth Amendment from paying a distribution until our Consolidated Total Leverage Ratio is below 5.0. See Notes 1 and 2 to our condensed consolidated financial statements.
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

We assess gross operating margin opportunities across our integrated value stream so that processing margins may be supplemented by gathering and transportation fees and opportunities to sell residue gas and NGLs at fixed-spreads. Gross operating margin earned under fixed-fee and fixed-spread arrangements is directly related to the volume of natural gas that flows through our systems and is generally independent from general commodity price levels. A sustained decline in commodity prices could result in a decline in volumes entering our system and, thus, a decrease in gross operating margin for our fixed-fee and fixed-spread arrangements. For our gathering, transportation and other services agreements with Holdings (see Note 8 to our condensed consolidated financial statements), fee based revenue increases with no associated cost of natural gas and NGLs sold. We enter into primarily fixed-fee and fixed-spread deals.

How We Evaluate Our Operations

Our management uses a variety of financial and operational metrics to analyze our liquidity. We view these metrics as important factors in evaluating our profitability and review these measurements on at least a quarterly basis for consistency and trend analysis. These metrics include (i) volume, (ii) operations and maintenance expense, (iii) Adjusted EBITDA and (iv) distributable cash flow.

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

We define Adjusted EBITDA as net income/loss, plus interest expense, income tax expense, depreciation and amortization expense, equity in losses of joint venture investments, certain non-cash charges (such as non-cash unit-based compensation, impairments, loss on extinguishment of debt and unrealized losses on derivative contracts), major litigation costs net of recoveries, transaction-related costs, revenue deferral adjustment, loss on sale of assets, severance expense and selected charges that are unusual or non-recurring; less interest income, income tax benefit, unrealized gains on derivative contracts, equity in earnings of joint venture investments, gain on sale of assets and selected gains that are unusual or non-recurring. Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP.
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

Non-GAAP Financial Measures

Adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition, results of operations and cash flows from operations. Net income and net cash provided by operating activities are the GAAP measures most directly comparable to Adjusted EBITDA. The GAAP measure most directly comparable to distributable cash flow is net cash provided by operating activities. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as an analytical tool because each excludes some but not all items that affect the most directly comparable GAAP financial measure. You should not consider Adjusted EBITDA or distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility across industry lines.

Reconciliations of Non-GAAP Financial Measures

The following table presents reconciliations of net cash provided by operating activities to net loss, Adjusted EBITDA and distributable cash flow (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$190	$(17,172)
Add (deduct):
Depreciation and amortization	(17,850)	(18,541)
Unit-based compensation	(257)	(981)
Amortization of deferred financing costs, original issuance discount and PIK interest	(951)	(1,073)
Gain on sale of assets	62	—
Unrealized gain (loss) on financial instruments	17	(30)
Equity in losses of joint venture investments	(3,316)	(3,429)
Distribution from joint venture investment	—	(390)
Impairment of assets	(649)	—
Gain on insurance proceeds	1,508	—
Other, net	285	121
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	(11,257)	(9,099)
Prepaid expenses and other current assets	630	(1,173)
Other non-current assets	(61)	280
Accounts payable and accrued expenses, including affiliates	12,099	18,663
Deposits paid to suppliers	—	15,300
Other liabilities	4,167	2,004
Net loss	$(15,383)	$(15,520)
Add (deduct):
Depreciation and amortization	$17,850	$18,541
Interest expense	9,103	9,170
Gain on insurance proceeds	(1,508)	—
Income tax benefit	—	(5)
Impairment of assets	649	—
Gain on sale of assets	(62)	—
Revenue deferral adjustment	754	754
Unit-based compensation	257	981
Major litigation costs, net of recoveries	33	125
Equity in losses of joint venture investments	3,316	3,429
Severance expense	2,334	—
Retention bonus funded by Holdings	—	898
Valley Wells' operating expense cap adjustment	—	991
Fees related to Equity Cure Agreement	—	510
Distribution from joint venture investment	—	390
Expenses related to shut-down of Conroe processing plant	294	—
Other, net	381	432
Adjusted EBITDA	$18,018	$20,696
Cash interest, net of capitalized costs	(8,419)	(8,046)
Income tax benefit	—	5
Maintenance capital expenditures	(680)	(2,331)
Distributable cash flow	$8,919	$10,324

Results of Operations

The following table summarizes our results of operations (in thousands, except operating data):

	Three Months Ended March 31,
	2017	2016
Revenues:
Revenues	$114,387	$95,455
Revenues - affiliates	40,771	24,271
Total revenues	155,158	119,726
Expenses:
Cost of natural gas and liquids sold	118,691	79,447
Operations and maintenance	14,306	16,778
Depreciation and amortization	17,850	18,541
General and administrative	8,196	7,886
Impairment of assets	649	—
Gain on sale of assets	(62)	—
Total expenses	159,630	122,652

Loss from operations	(4,472)	(2,926)
Other income (expense):
Equity in losses of joint venture investments	(3,316)	(3,429)
Interest expense	(9,103)	(9,170)
Gain on insurance proceeds	1,508	—
Total other expense	(10,911)	(12,599)
Loss before income tax benefit	(15,383)	(15,525)
Income tax benefit	—	5
Net loss	$(15,383)	$(15,520)

Other financial data:
Adjusted EBITDA	$18,018	$20,696

Maintenance capital expenditures	$680	$2,331
Growth capital expenditures	$6,185	$3,143

Operating data:
Average volume of processed gas (MMcf/d)	256	343
Average volume of NGLs produced (Bbls/d)	31,230	39,651
Average daily throughput Mississippi/Alabama (MMcf/d)	168	216

Realized prices on natural gas volumes ($/Mcf)	$3.13	$1.87
Realized prices on NGL volumes ($/gal)	0.68	0.27

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Volume and overview.  Processed gas volumes decreased 87 MMcf/d, or 25%, to 256 MMcf/d during the three months ended March 31, 2017, compared to 343 MMcf/d during the three months ended March 31, 2016. This decrease was due primarily to certain customers electing to redirect gas away from our processing facilities and the shut-down of the Conroe facility.

NGLs produced at our processing plants for the three months ended March 31, 2017 averaged 31,230 Bbls/d, a decrease of 21%, or 8,421 Bbls/d, compared to 39,651 Bbls/d for the three months ended March 31, 2016. The decrease in NGLs produced is due primarily to a decline in processed gas volumes.

Revenues.  Our total revenues for the three months ended March 31, 2017 increased $35.5 million, or 30%, to $155.2 million compared to $119.7 million for the three months ended March 31, 2016. This increase was due primarily to an increase in realized prices in natural gas and NGLs, resulting in revenue from sales of natural gas increasing by $23.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Cost of natural gas and NGLs sold.  Our cost of natural gas and NGLs sold for the three months ended March 31, 2017 was $118.7 million, compared to $79.4 million for the three months ended March 31, 2016. This increase of $39.3 million, or 49%, was due primarily to higher natural gas and NGL prices compared to the same period in 2016.

Operations and maintenance expenses.  Operations and maintenance expenses for the three months ended March 31, 2017 were $14.3 million, compared to $16.8 million for the three months ended March 31, 2016 for a decrease of $2.5 million, or 15%. This decrease was due primarily to shutting down the Conroe and T2 Cogen facilities, converting the Gregory facility to a compressor station and improved operating efficiencies at our facilities.

General and administrative expenses.  General and administrative expenses for the three months ended March 31, 2017 were $8.2 million, compared to $7.9 million for the three months ended March 31, 2016. This increase of $0.3 million, or 4%, was due primarily to severance expense of $2.3 million, partially offset by lower labor and contractor expenses of $2.0 million during the three months ended March 31, 2017.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended March 31, 2017 was $17.9 million, compared to $18.5 million for the three months ended March 31, 2016. The decrease of $0.6 million, or 3%, was due primarily to the shut-down of the Conroe facility and the conversion of the Gregory facility to a compressor station during the fourth quarter of 2016.

Equity in losses of joint venture investments.  Our share of losses incurred by joint venture investments was $3.3 million for the three months ended March 31, 2017 and $3.4 million for the three months ended March 31, 2016. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization.

Interest expense.  For the three months ended March 31, 2017, interest expense was $9.1 million, compared to $9.2 million for the three months ended March 31, 2016. This decrease of $0.1 million was due primarily to lower average borrowings, partially offset by higher interest rates on borrowings.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash generated from operations, cash raised through issuances of additional equity and debt securities and borrowings under our Senior Credit Facilities (as defined in Note 5 to our condensed consolidated financial statements). Our primary cash requirements consist of operating and maintenance and general and administrative expenses, growth and maintenance capital expenditures to sustain existing operations or generate additional revenues, interest payments on outstanding debt and purchases and construction of new assets.
We expect to fund short term cash requirements, such as operating and maintenance and general and administrative expenses and maintenance capital expenditures, primarily through operating cash flows. We expect to fund long-term cash requirements, such as for expansion projects and acquisitions, through several sources, including operating cash flows, borrowings under our Senior Credit Facilities and issuances of additional debt and equity securities, as appropriate and subject to market conditions. See Notes 1 and 5 to our condensed consolidated financial statements.
Our future cash flow will be materially adversely affected if the prices for natural gas, NGL and crude oil reduce drilling for oil or natural gas in our primary operating area, the Eagle Ford Shale. See Note 1 to our condensed consolidated financial statements. The majority of our revenue is derived from fixed-fee and fixed-spread contracts, which have limited direct exposure to commodity price levels since we are paid based on the volumes of natural gas that we gather, process, treat, compress and transport and the volumes of NGLs we fractionate and transport, rather than being paid based on the value of the underlying natural gas or NGLs. In addition, a portion of our contract portfolio contains minimum volume commitment arrangements. The majority of our volumes are dependent upon the level of producer drilling activity. As a result of the energy price environment and reduction in drilling activity we have experienced, we implemented cost-saving initiatives in 2016 and remain focused on these efforts to improve future liquidity.
On December 29, 2016, we entered into the Fifth Amendment, pursuant to which we received a full waiver for all defaults or events of default arising out of our failure to comply with the financial covenant to maintain a Consolidated Total Leverage
Ratio less than 5.00 to 1.00 for the quarter ended September 30, 2016.

Additionally, pursuant to the Fifth Amendment, (i) the total aggregate commitments under the Third A&R Revolving
Credit Agreement were reduced from $200 million to $145 million and the sublimit for letters of credit was also reduced from
$75 million to $50 million (total aggregate commitments will be periodically reduced further through December 31, 2018); (ii)
the Consolidated Total Leverage Ratio and Consolidated Senior Secured Leverage Ratio (each as defined in the Fifth Amendment) financial covenants were suspended until the quarter ending March 31, 2019; and (iii) the Consolidated Interest
Coverage Ratio (as defined in the Fifth Amendment) financial covenant requirement was reduced from 2.50 to 1.00 to 1.50 to
1.00 for all periods ending on or prior to December 31, 2018. Prior to the Ratio Compliance Date, we will be required to maintain minimum levels of Consolidated EBITDA on a quarterly basis and be subject to certain covenants and restrictions related to liquidity and capital expenditures. See Notes 1 and 5 to our condensed consolidated financial statements.

In connection with the execution of the Fifth Amendment, on December 29, 2016, the Partnership entered into (i) the
Investment Agreement with Holdings and Wells Fargo Bank, N.A., (ii) the Backstop Agreement with Holdings, Wells Fargo
Bank, N.A. and the Sponsors and (iii) the Equity Cure Contribution Amendment with Holdings. See Notes 1 and 5 to our condensed consolidated financial statements for additional details.

As of May 3, 2017, we had $549.6 million in outstanding borrowings under our Senior Credit Facilities (as defined in Note 5 to our condensed consolidated financial statements). Under our five-year revolving credit facility (the "Credit Facility"), pursuant to our Third A&R Revolving Credit Agreement, we have the ability to borrow up to $145.0 million less any letters of credit amounts outstanding, which as of May 3, 2017 provided us access to $16.8 million.
Capital expenditures.  Our business is capital-intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and will continue to include:

•
growth capital expenditures, which are capital expenditures to expand or increase the efficiency of the existing operating capacity of our assets. Growth capital expenditures include expenditures that facilitate an increase in volumes within our operations, but exclude expenditures for acquisitions; and

•	maintenance capital expenditures, which are capital expenditures that are not considered growth capital expenditures.

The following table summarizes our capital expenditures (in thousands):

	Three Months Ended March 31,
	2017	2016
Maintenance capital expenditures	$680	$2,331
Growth capital expenditures	6,185	3,143
Capital expenditures	$6,865	$5,474

Our growth capital expenditures during the three months ended March 31, 2017, primarily relate to the installation of a new gas gathering pipeline in Mississippi which is used to gather incremental wellhead supply to sell to our end use markets in the area. Our growth capital expenditures during the three months ended March 31, 2016, primarily relate to various expansion and improvement projects primarily in our South Texas assets.

Outlook.  Cash flow is affected by a number of factors, some of which we cannot control. These factors include prices and demand for our services, operational risks, volatility in commodity prices or interest rates, industry and economic conditions, conditions in the financial markets and other factors.

Our ability to benefit from growth projects to accommodate producer drilling activity and the associated need for infrastructure assets and services is subject to operational risks and uncertainties such as the uncertainty inherent in some of the assumptions underlying design specifications for new, modified or expanded facilities. These risks also impact third party service providers and their facilities. Delays or under-performance of our facilities or third party facilities may adversely affect our ability to generate cash from operations and comply with our obligations, including the covenants under our debt instruments. In other cases, actual production delivered may fall below volume estimates that we relied upon in deciding to pursue an acquisition or other growth project. Future cash flow and our ability to comply with our debt covenants would likewise be affected adversely if we continue to experience declining volumes over a sustained period and/or unfavorable commodity prices.

We believe that cash from operations, cash on hand and the Investment Agreement with Holdings, as backstopped by the
Sponsors, will provide sufficient liquidity to meet future short-term capital requirements through at least twelve months from the date that the financial statements included in this Form 10-Q were issued. Growth projects and acquisitions are key elements of our business strategy. We intend to finance our growth capital through several sources, including operating cash flows, borrowings under our Senior Credit Facilities and the issuance of additional debt and equity securities. The timing, size or success of any acquisition or expansion effort and the associated potential capital commitments are unpredictable. To consummate acquisitions or capital projects, we may require access to additional capital. Our access to capital long-term will depend on our future operating performance, financial condition and credit rating and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing conditions in our industry, the economy and the financial markets and other financial and business factors, many of which are beyond our control.

Cash Flows

The following table provides a summary of our cash flows by category (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$190	$(17,172)
Net cash used in investing activities	(5,073)	(10,421)
Net cash provided by (used in) financing activities	(11,902)	29,020

Operating cash flows — The increase in cash used in operating activities of $17.4 million primarily was due to deposits paid to suppliers of $15.3 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2017.

Investing cash flows — Net cash used in investing activities for the three months ended March 31, 2017 was $5.1 million, compared to $10.4 million for the three months ended March 31, 2016. The decrease of $5.3 million relates primarily to $5.1 million of investment contributions to joint venture investments during the three months ended March 31, 2016 compared to three months ended March 31, 2017, partially offset by increased capital expenditures during the three months ended March 31, 2017.

Financing cash flows — Net cash used in financing activities for the three months ended March 31, 2017 was $11.9 million, compared to net cash provided by financing activities of $29.0 million for the three months ended March 31, 2016. The decrease of $40.9 million was due primarily to $10.3 million of additional paydowns on our term loan and Credit Facility during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, as well as $14 million received from issuance of the paid in-kind notes and $11.9 million received for the fourth quarter 2015 equity cure provided to us by Holdings during the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

For discussion on specific recent accounting pronouncements affecting us, please see Note 1 to our unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies are consistent with those described in our 2016 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our interest rate risk and commodity price, market and credit risks are discussed in our 2016 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2016 to March 31, 2017.

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

Internal control over financial reporting.  There were no changes in our system of internal control over financial reporting (as defined in Rule 13a—15(f) or Rule 15d—15(f) of the Exchange Act) during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may be involved in various legal or governmental proceedings and litigation arising in the ordinary course of business. In management’s opinion, the resolution of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 6 to our condensed consolidated financial statements.

TPL SouthTex Processing Company, LP v. FL Rich Gas Services, LP; Case No. 01-17-0001-9892; pending in the American Arbitration Association

On April 5, 2017, TPL SouthTex Processing Company, LP (“TPL”), an indirect subsidiary of Targa Resources Corp. (“Targa”), filed a Demand for Arbitration with the American Arbitration Association, against FL Rich Gas Services, LP, an indirect subsidiary of the Partnership (“FL Rich”). This demand related to the operation of T2 EF Cogeneration Holdings LLC, a joint venture with Targa in which both TPL and FL Rich own 50% of the membership interests (“T2 Cogen”). T2 Cogen, the owner of a cogeneration facility in South Texas, is operated by FL Rich pursuant to the terms of the Generation Plant Operating Agreement, dated March 4, 2013 (the “Operating Agreement”). TPL alleges that FL Rich (i) breached the Operating Agreement in its alleged failure to receive from the United States Environmental Protection Agency a Prevention of Significant Deterioration permit thereby harming Targa’s investment in T2 Cogen, (ii) breached its fidicuary duties with respect to funds or assets of T2 Cogen as operator of T2 Cogen under the terms of the Operating Agreement, and (iii) breached the Operating Agreement and the Limited Liability Company Agreement of T2 Cogen (the “LLC Agreement”) in installing a third turbine inside its Lone Star plant. TPL is seeking, among other things, (i) unspecified damages related to the alleged breaches under the Operating Agreement and LLC Agreement, (ii) the return of approximately $26 million in capital contributions to T2 Cogen received from TPL under the LLC Agreement and Operating Agreement, and (iii) the dissolution and liquidation of T2 Cogen and its assets, respectively. No arbitration hearing has yet been scheduled. We believe this matter is without merit and we intend to defend the arbitration vigorously. Because this matter is in an early stage, we are unable to predict its outcome and the possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on our financial position. Depending on the outcome or resolution of this matter, it could have a material effect on our financial position.

Item 1A. Risk Factors.

Our Risk Factors are consistent with those disclosed in Part I, Item 1A Risk Factors of our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed in Note 2 to our condensed consolidated financial statements, on February 14, 2017, we issued Class B PIK Units (as defined in Note 2) to the holder of the Class B Convertible Units as a paid-in-kind distribution attributable to the quarter ended December 31, 2016. In connection with the issuance of the Class B PIK Units, our General Partner made a capital contribution in exchange for the issuance of 6,109 general partner units to maintain its 2.0% ownership interest in us.

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

SOUTHCROSS ENERGY PARTNERS, L.P.

		By:	Southcross Energy Partners GP, LLC, its general partner

Date:	May 9, 2017	By:	/s/ Bret M. Allan
Bret M. Allan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

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

10.1#	Form of Bonus Agreement by and between Southcross Energy Partners, L.P. and certain key employees (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 27, 2017).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).
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
# Management contracts or compensatory plans or arrangement.