Form 10-Q
period 2017-06-30
Southcross Energy Partners, L.P.
filed 2017-08-09
CIK 1547638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 7, 2017, the registrant has 48,559,258 common units outstanding, 12,213,713 subordinated units outstanding and 17,709,865 Class B Convertible Units outstanding. Our common units trade on the NYSE under the symbol “SXE.”

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

Southcross Energy Partners, L.P.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$17,221	$21,226
Trade accounts receivable	34,586	51,894
Accounts receivable - affiliates	26,344	7,976
Prepaid expenses	1,911	2,751
Other current assets	2,091	4,343
Total current assets	82,153	88,190

Property, plant and equipment, net	943,651	971,286
Investments in joint ventures	117,678	124,096
Other assets	2,428	2,504
Total assets	$1,145,910	$1,186,076

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$48,865	$50,639
Accounts payable - affiliates	249	524
Current portion of long-term debt	4,256	4,500
Other current liabilities	11,428	10,976
Total current liabilities	64,798	66,639

Long-term debt	532,655	543,872
Other non-current liabilities	13,522	11,936
Total liabilities	610,975	622,447

Commitments and contingencies (Note 6)

Partners' capital:
Common units (48,538,451 and 48,502,090 units outstanding as of June 30, 2017 and December 31, 2016, respectively)	237,504	255,124
Class B Convertible units (17,709,865 and 17,105,875 units issued and outstanding as of June 30, 2017 and December 31, 2016)	273,142	278,508
Subordinated units (12,213,713 units issued and outstanding as of June 30, 2017 and December 31, 2016)	14,163	19,240
General partner interest	10,126	10,757
Total partners' capital	534,935	563,629
Total liabilities and partners' capital	$1,145,910	$1,186,076

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Revenues	$127,970	$100,141	$242,357	$195,596
Revenues - affiliates	40,308	24,561	81,079	48,832
Total revenues (Note 10)	168,278	124,702	323,436	244,428

Expenses:
Cost of natural gas and liquids sold	132,948	85,619	251,639	165,066
Operations and maintenance	15,195	19,615	29,501	36,393
Depreciation and amortization	18,302	18,908	36,152	37,449
General and administrative	4,863	8,162	13,059	16,048
Impairment of assets	—	—	649	—
Gain on sale of assets	(129)	(12,576)	(191)	(12,576)
Total expenses	171,179	119,728	330,809	242,380

Income (loss) from operations	(2,901)	4,974	(7,373)	2,048
Other income (expense):
Equity in losses of joint venture investments	(3,331)	(3,534)	(6,647)	(6,963)
Interest expense	(9,636)	(8,833)	(18,739)	(18,003)
Gain on insurance proceeds	—	—	1,508	—
Total other expense	(12,967)	(12,367)	(23,878)	(24,966)
Loss before income tax benefit (expense)	(15,868)	(7,393)	(31,251)	(22,918)
Income tax benefit (expense)	(2)	(3)	(2)	3
Net loss	$(15,870)	$(7,396)	$(31,253)	$(22,915)
General partner unit in-kind distribution	(22)	(26)	(30)	(26)
Net loss attributable to partners	$(15,892)	$(7,422)	$(31,283)	$(22,941)

Earnings per unit
Net loss allocated to limited partner common units	$(9,648)	$(3,953)	$(19,020)	$(11,782)
Weighted average number of limited partner common units outstanding	48,538	33,921	48,530	31,183
Basic and diluted loss per common unit	$(0.20)	$(0.12)	$(0.39)	$(0.38)

Net loss allocated to limited partner subordinated units	$(2,426)	$(1,423)	$(4,786)	$(4,613)
Weighted average number of limited partner subordinated units outstanding	12,214	12,214	12,214	12,214
Basic and diluted loss per subordinated unit	$(0.20)	$(0.12)	$(0.39)	$(0.38)

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(31,253)	$(22,915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,152	37,449
Unit-based compensation	414	1,706
Amortization of deferred financing costs, original issuance discount and PIK interest	1,830	1,904
Gain on sale of assets	(191)	(12,576)
Unrealized gain on financial instruments	(19)	(55)
Equity in losses of joint venture investments	6,647	6,963
Distribution from joint venture investment	—	390
Impairment of assets	649	—
Gain on insurance proceeds	(1,508)	—
Other, net	(348)	(184)
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	638	44,409
Prepaid expenses and other current assets	1,459	1,502
Deposits paid to suppliers	—	(3,837)
Other non-current assets	65	—
Accounts payable and accrued expenses, including affiliates	(684)	(27,808)
Other liabilities	(2,567)	3,000
Net cash provided by operating activities	11,284	29,948
Cash flows from investing activities:
Capital expenditures	(12,936)	(12,479)
Aid in construction payment receipts	6,644	45
Insurance proceeds from property damage claims, net of expenditures	2,000	125
Net proceeds from sales of assets	2,794	20,402
Investment contributions to joint venture investments	(230)	(5,287)
Net cash provided by (used in) investing activities	(1,728)	2,806
Cash flows from financing activities:
Borrowings under our credit facility	—	3,110
Repayments under our credit facility	(10,000)	(54,250)
Repayments under our term loan agreement	(3,225)	(2,250)
Payments on capital lease obligations	(247)	(204)
Financing costs	(44)	(86)
Tax withholdings on unit-based compensation vested units	(45)	(57)
Borrowing of senior unsecured paid in-kind notes	—	14,000
Repayment of senior unsecured paid in-kind notes and paid in-kind interest	—	(14,260)
Valley Wells operating expense cap adjustment	—	2,637
Common unit issuances to Holdings for equity contributions	—	11,884
Interest on receivable due from Holdings	—	233
Net cash used in financing activities	(13,561)	(39,243)

Net decrease in cash and cash equivalents	(4,005)	(6,489)
Cash and cash equivalents — Beginning of period	21,226	11,348
Cash and cash equivalents — End of period	$17,221	$4,859

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Partners' Capital
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Total
BALANCE - December 31, 2016	$255,124	$278,508	$19,240	$10,757	$563,629
Net loss	(19,020)	(6,823)	(4,786)	(624)	(31,253)
Unit-based compensation on long-term incentive plan	414	—	—	—	414
Tax withholdings on unit-based compensation vested units	(45)	—	—	—	(45)
Retention bonuses funded by Holdings	2,190	—	—	—	2,190
General partner unit in-kind distribution	(19)	(7)	(4)	30	—
Class B Convertible unit in-kind distribution	(1,140)	1,464	(287)	(37)	—
BALANCE - June 30, 2017	$237,504	$273,142	$14,163	$10,126	$534,935

	Partners' Capital
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Total
BALANCE - December 31, 2015	$271,236	$300,596	$37,920	$11,584	$621,336
Net loss	(11,768)	(6,081)	(4,607)	(459)	(22,915)
Unit-based compensation on long-term incentive plan	1,706	—	—	—	1,706
Accrued distribution equivalent rights on long-term incentive plan	11	—	—	—	11
Tax withholdings on unit-based compensation vested units	(57)	—	—	—	(57)
Interest on receivable due from Holdings	—	—	—	233	233
Common unit issuances to Holdings related to equity cures	12,416	—	—	245	12,661
Valley Wells' operating expense cap adjustment	2,406	—	—	—	2,406
General partner unit in-kind distribution	(15)	(7)	(4)	26	—
Class B Convertible unit in-kind distribution	(945)	1,293	(314)	(34)
BALANCE - June 30, 2016	$274,990	$295,801	$32,995	$11,595	$615,381

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

Liquidity Consideration
Our future cash flow will be materially adversely affected if the prices for natural gas, NGLs and crude oil reduce drilling for oil or natural gas in our primary operating area, the Eagle Ford Shale. The majority of our revenue is derived from fixed-fee and fixed-spread contracts, which have limited direct exposure to commodity price levels since we are paid based on the volumes of natural gas that we gather, process, treat, compress and transport and the volumes of NGLs we fractionate and transport, rather than being paid based on the value of the underlying natural gas or NGLs. In addition, a portion of our contract portfolio contains minimum volume commitment arrangements. The majority of our volumes are dependent upon the level of producer drilling activity. As a result of the energy price environment and reduction in drilling activity we have experienced, we implemented cost-saving initiatives in 2016 and remain focused on these efforts to improve future liquidity.
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

Basis of Presentation

We prepared this report under the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by GAAP and should be read in conjunction with our 2016 Annual Report on Form 10-K (“2016 Annual Report on Form 10-K”). The condensed consolidated financial statements as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016, are unaudited and have been prepared on the same basis as the audited financial statements included in our 2016 Annual Report on Form 10-K. Adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position have been included herein. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements were prepared in conformity with GAAP, which requires management to make various estimates and assumptions that may affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from those estimates. Information for interim periods may not be indicative of our operating results for the entire year.

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

The condensed consolidated statement of cash flows for the six months ended June 30, 2016, has been reclassified for consistency with the current period presentation for aid in construction payment receipts. In the second quarter of 2017, we reclassified payments for aid in construction projects to a separate line item for the six months ended June 30, 2017 and 2016. Previously, such payments were included in the capital expenditures line item. Aid in construction projects refer to certain capital projects in which third parties are obligated to reimburse us for all or a portion of the project expenditures.

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

Significant Accounting Policies

During the second quarter of 2017, there were no material changes to our significant accounting policies described in Note 1 of our 2016 Annual Report on Form 10-K.

Recent Accounting Pronouncements
Accounting standard-setting organizations frequently issue new or revised accounting pronouncements. We review and evaluate new pronouncements and existing pronouncements to determine their impact, if any, on our condensed consolidated financial statements. We are evaluating the impact of each pronouncement on our condensed consolidated financial statements.
In 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers and in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In April 2016, the FASB issued an accounting pronouncement that updates the identifying performance obligations and licensing implementation guidance. We are currently evaluating our contract mix, developing our implementation plan, and assessing the impact to our existing accounting policies and controls that may be impacted by the standard. We will adopt this Accounting Standards Update as required on January 1, 2018, using the modified retrospective method of adoption.

2. NET LOSS PER LIMITED PARTNER UNIT AND DISTRIBUTIONS

Net Loss Per Limited Partner Unit

The following is a reconciliation of net loss attributable to limited partners and the limited partner units used in the basic and diluted earnings per unit calculations for the three and six months ended June 30, 2017 and 2016 (in thousands, except unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(15,870)	$(7,396)	$(31,253)	$(22,915)
General partner unit in-kind distribution	(22)	(26)	(30)	(26)
Net loss attributable to partners	$(15,892)	$(7,422)	$(31,283)	$(22,941)

General partner's interest(1)	$(329)	$(156)	$(654)	$(465)
Class B Convertible limited partner interest(1)	(3,489)	(1,890)	(6,823)	(6,081)
Limited partners' interest(1)
Common	$(9,648)	$(3,953)	$(19,020)	$(11,782)
Subordinated	(2,426)	(1,423)	(4,786)	(4,613)

(1)
General Partner's and limited partners’ interests are calculated based on the allocation of net losses for the period, net of the General Partner unit in-kind distributions. The Class B Convertible Unit interest is calculated based on the allocation of only net losses for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
Common Units	2017	2016	2017	2016
Interest in net loss	$(9,648)	$(3,953)	$(19,020)	$(11,782)
Effect of dilutive units - numerator (1)	—	—	—	—
Dilutive interest in net loss	$(9,648)	$(3,953)	$(19,020)	$(11,782)

Weighted-average units - basic	48,538,451	33,920,732	48,530,028	31,183,306
Effect of dilutive units - denominator (1)	—	—	—	—
Weighted-average units - dilutive	48,538,451	33,920,732	48,530,028	31,183,306

Basic and diluted net loss per common unit	$(0.20)	$(0.12)	$(0.39)	$(0.38)

	Three Months Ended June 30,		Six Months Ended June 30,
Subordinated Units	2017	2016	2017	2016
Interest in net loss	$(2,426)	$(1,423)	$(4,786)	$(4,613)
Effect of dilutive units - numerator (1)	—	—	—	—
Dilutive interest in net loss	$(2,426)	$(1,423)	$(4,786)	$(4,613)

Weighted-average units - basic	12,213,713	12,213,713	12,213,713	12,213,713
Effect of dilutive units - denominator (1)	—	—	—	—
Weighted-average units - dilutive	12,213,713	12,213,713	12,213,713	12,213,713

Basic and diluted net loss per subordinated unit	$(0.20)	$(0.12)	$(0.39)	$(0.38)

(1)
Because we had a net loss for all periods for common units and the subordinated units, the effect of the dilutive units would be anti-dilutive to the per unit calculation. Therefore, the weighted average units outstanding are the same for basic and dilutive net loss per unit for those periods. The weighted average units that were not included in the computation of diluted per unit amounts were 398,673 and 159,509 unvested awards granted under the LTIP for the three and six months ended June 30, 2017, respectively. The weighted average units that were not included in the computation of diluted per unit amounts were 55,202 and 7,074 for the three and six months ended June 30, 2016, respectively.

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

The board of directors of our General Partner suspended paying a quarterly distribution with respect to the fourth quarter of 2015, every quarter of 2016 and the first two quarters of 2017 to reserve any excess cash for the operation of our business. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders and will continue to evaluate our ability to reinstate the distribution in future periods.

Paid In-Kind Distributions

Class B Convertible Units. As of June 30, 2017, the Class B Convertible Units consisted of 17,709,865 of such units including the additional Class B Convertible Units issued in-kind as a distribution (“Class B PIK Units”). The Class B Convertible Units are not participating securities for purposes of the earnings per unit calculation. Commencing with the quarter ended September 30, 2014 and until converted, as long as certain requirements are met, the holders of the Class B Convertible Units will receive quarterly distributions in an amount equal to $0.3257 per unit. These distributions will be paid quarterly in Class B PIK Units within 45 days after the end of each quarter. Our General Partner was entitled, and has exercised its right, to retain its 2.0% general partner interest in us in connection with the original issuance of the Class B Convertible Units. In connection with future distributions of Class B PIK Units, the General Partner is entitled to a corresponding distribution to maintain its 2.0% general partner interest in us. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions. See Note 7.

The following table presents the Class B PIK Units distributions issued on the Class B Convertible Units during 2017 (in thousands, except per unit and in-kind distribution units):

Payment Date	Attributable to the Quarter Ended	Per Unit Distribution	In-Kind Class B Convertible Unit Distributions to Class B Convertible Holders	In-Kind Class B Convertible Distributions Value(1)	In-Kind Unit Distribution to General Partner	In-Kind General Partner Distribution Value(1)
2017
August 11, 2017	June 30, 2017	$0.3257	309,946	$983	6,325	$20
May 11, 2017	March 31, 2017	$0.3257	304,615	$1,060	6,216	$22
2016
February 14, 2017	December 31, 2016	$0.3257	299,375	$404	6,109	$8

(1)	The fair value was calculated as required, based on the common unit price at the quarter end date for the period attributable to the distribution, multiplied by the number of units distributed.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair values based on the short-term nature of these instruments. The fair value of our Credit Facility (defined in Note 5) approximates its carrying amount due primarily to the variable nature of the interest rate of the instrument and is considered a Level 2 fair value measurement. As of June 30, 2017, the fair value of our term loan was $382.4 million, based on recent trading levels and is considered a Level 2 fair value instrument.

Derivative Financial Instruments
Interest Rate Derivative Transactions
We enter into interest rate cap contracts to limit our London Interbank Offered Rate (“LIBOR”) based interest rate risk on the portion of debt hedged at the contracted cap rate. Our interest rate cap position was as follows (in thousands):

				Estimated Fair Value
Notional Amount	Cap Rate	Effective Date	Maturity Date	June 30, 2017
$80,000	3.000%	June 30, 2015	June 30, 2017	—
50,000	3.000%	December 31, 2015	December 31, 2017	—
50,000	3.000%	June 30, 2016	June 30, 2018	—
40,000	3.000%	December 31, 2016	January 1, 2018	—
40,000	3.000%	December 31, 2016	July 1, 2018	—
40,000	3.000%	December 31, 2016	January 1, 2019	1
60,000	3.000%	June 30, 2017	June 30, 2019	7
				$8

In June 2017, we entered into a new interest rate cap contract for $60.0 million notional value, effective June 30, 2017, with a maturity date of June 30, 2019. The contract effectively caps our LIBOR-based interest rate on the $60.0 million of debt at 3.0%.

These interest rate derivatives are not designated as cash flow hedging instruments for accounting purposes and as a result, changes in the fair value are recognized in interest expense immediately.

The fair value of our interest rate derivative transactions is determined based on a discounted cash flow method using contractual terms of the transactions. The floating coupon rate is based on observable rates consistent with the frequency of the interest cash flows. We have elected to present our interest rate derivatives net in the balance sheets. There was no effect of offsetting in the balance sheets as of June 30, 2017 or December 31, 2016.

The fair values of our interest rate derivative transactions were as follows (in thousands):

	Significant Other Observable Inputs (Level 2)
	Fair Value Measurement as of
	June 30, 2017	December 31, 2016
Current interest rate derivative assets	$4	$2
Non-current interest rate derivative assets	4	2
Current interest rate derivative (liabilities)	—	(15)
Total interest rate derivatives	$8	$(11)

The realized and unrealized amounts recognized in interest expense associated with derivatives were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unrealized gain on interest rate derivatives	$(2)	$(85)	$(4)	$(55)
Realized loss (gain) on interest rate derivatives	—	99	(15)	198

4. LONG-LIVED ASSETS
Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (yrs)	June 30, 2017	December 31, 2016
Pipelines	15-30	$561,858	$552,540
Gas processing, treating and other plants	15	511,792	509,840
Compressors	5-15	76,820	72,054
Rights of way and easements	15	49,897	49,998
Furniture, fixtures and equipment	5	9,678	9,269
Capital lease vehicles	3-5	2,124	1,713
Total property, plant and equipment		1,212,169	1,195,414
Accumulated depreciation and amortization		(298,891)	(262,709)
Total		913,278	932,705

Construction in progress		8,867	16,150
Land and other		21,506	22,431
Property, plant and equipment, net		$943,651	$971,286

Depreciation is provided using the straight-line method based on the estimated useful life of each asset.

As part of Partnership-wide cost-saving initiatives, in December 2016 we shut down our Conroe processing plant (“Conroe”) and converted our Gregory cryogenic processing plant (“Gregory”) into a compressor station. The gas previously processed at Gregory has been re-rerouted to our Woodsboro processing facility beginning in the fourth quarter of 2016. During the second quarter of 2017, we sold $1.6 million of the assets associated with Conroe and Gregory. We anticipate selling the remaining Conroe and Gregory assets by the end of 2017.

In an effort to further our cost-saving initiatives, management elected to idle the Bonnie View fractionation facility (“Bonnie View”) in the second quarter of 2017. As a result, all of our Y-grade product will be sold to Holdings in accordance with our affiliate Y-grade sales agreement and will be fractionated at the Holdings’ Robstown fractionation facility (“Robstown”). We plan to utilize Bonnie View as a backup option to the extent Robstown is unable to fractionate our Y-grade product and, therefore, we plan to spend an immaterial amount of capital during the remainder of 2017 to ensure Bonnie View remains available in the future. Our election to idle Bonnie View is not expected to have a material impact on our future earnings and cash flows.

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

Intangible Assets

Intangible assets of $1.4 million as of June 30, 2017 and December 31, 2016, respectively, represent the unamortized value assigned to long-term supply and gathering contracts. These intangible assets are amortized on a straight-line basis over the 30-year expected useful lives of the contracts through 2041. Amortization expense over the next five years related to intangible assets is not significant.

5. LONG-TERM DEBT

Our outstanding debt and related information at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017	December 31, 2016
Revolving credit facility due 2019	$112,555	$122,555
Term loans (including original issue discount of $1.3 million and $1.5 million as of June 30, 2017 and December 31, 2016, respectively) due 2021	434,230	437,291
Total long-term debt (including current portion)	546,785	559,846
Current portion of long-term debt	(4,256)	(4,500)
Deferred financing costs	(9,874)	(11,474)
Total long-term debt	$532,655	$543,872

Outstanding letters of credit	$20,111	$19,378
Remaining unused borrowings	$12,334	$3,067

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average interest rate	6.12%	5.24%	5.96%	5.23%
Average outstanding borrowings	$549,456	$608,382	$551,554	$617,368
Maximum borrowings	$549,644	$626,680	$561,305	$628,055

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
On November 8, 2016, we entered into the third amendment to the Third A&R Revolving Credit Agreement (the “Third Amendment”) which stipulated, among other things, that (i) the equity cure funding deadline for the quarter ended September 30, 2016 (“Q3 2016 Equity Cure”) was extended from November 23, 2016 to December 16, 2016, and (ii) the total revolving credit exposure (generally defined as funded borrowings plus letters of credit issued and outstanding) was limited to $145.2 million until the Q3 2016 Equity Cure was funded. The Third Amendment stipulated, among other things, that any Excess Cash Balance (generally defined as unrestricted book cash on hand that exceeds $15 million) as of the last business day of each week would be used to temporarily reduce funded borrowings under our Credit Facility.
On December 9, 2016, we entered into the fourth amendment to the Third A&R Revolving Credit Agreement which stipulated, among other things, that (i) the deadline for funding the Q3 2016 Equity Cure was further extended and (ii) that any account into which we deposited funds, securities or commodities will be subject to a lien and control agreement for the benefit of the secured parties under the Third A&R Revolving Credit Agreement.
On December 29, 2016, we entered into the Fifth Amendment which, among other things:

(i) permitted a full waiver for all defaults or events of default arising out of our failure to comply with the financial covenant to maintain a Consolidated Total Leverage Ratio less than 5.00 to 1.00 for the quarter ended September 30, 2016;

(ii) reduced the total aggregate commitments under the Third A&R Revolving Credit Agreement from $200 million to $145 million and reduced the sublimit for letters of credit from $75 million to $50 million. Total aggregate commitments will be further reduced to $140 million on September 30, 2017, $135 million on December 31, 2017, $125 million on March 31, 2018, $120 million on June 30, 2018 and $115 million on December 31, 2018 and will also be reduced in an amount equal to the net proceeds of any Permitted Note Indebtedness (as defined in the Fifth Amendment) we may incur in the future;

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

Deferred Financing Costs

Deferred financing costs are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included in long-term debt in the balance sheets. Changes in deferred financing costs are as follows (in thousands):

	2017	2016
Deferred financing costs, January 1	$11,474	$14,141
Capitalization of deferred financing costs	66	130
Amortization of deferred financing costs	(1,666)	(1,523)
Deferred financing costs, June 30	$9,874	$12,748

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

Formosa. On March 5, 2013, one of our subsidiaries, Southcross Marketing Company Ltd., filed suit in a District Court of Dallas County against Formosa Hydrocarbons Company, Inc. (“Formosa”). The lawsuit sought recoveries of losses that we believe our subsidiary experienced as a result of the failure of Formosa to perform certain obligations under the gas processing and sales contract between the parties. Formosa filed a response generally denying our claims and, later, Formosa filed a counterclaim against our subsidiary claiming our subsidiary breached the gas processing and sales contract and a related agreement between the parties for the supply by Formosa of residue gas to a third party on behalf of our subsidiary. On December 5, 2016, we reached a final settlement with Formosa and the appeals have been dismissed. We were awarded $3.1 million, of which we received $1.6 million on December 30, 2016. We recorded a receivable of $1.6 million in our consolidated balance sheet as of December 31, 2016 for the remaining balance, which was received in January 2017.

TPL. On April 5, 2017, TPL SouthTex Processing Company, LP (“TPL”), an indirect subsidiary of Targa Resources Corp. (“Targa”), filed a Demand for Arbitration with the American Arbitration Association, against FL Rich Gas Services, LP, an indirect subsidiary of the Partnership (“FL Rich”) related to the operation of T2 EF Cogeneration Holdings LLC (“T2 Cogen”). T2 Cogen, the owner of a cogeneration facility in South Texas, is operated by FL Rich pursuant to the terms of the Generation Plant Operating Agreement, dated March 4, 2013 (the “Operating Agreement”). TPL alleges that FL Rich (i) breached the Operating Agreement in its alleged failure to receive from the United States Environmental Protection Agency a Prevention of Significant Deterioration permit thereby harming Targa’s investment in T2 Cogen, (ii) breached its fiduciary duties with respect to funds or assets of T2 Cogen as operator of T2 Cogen under the terms of the Operating Agreement, and (iii) breached the Operating Agreement and the Limited Liability Company Agreement of T2 Cogen (the “LLC Agreement”) in installing a third turbine inside its Lone Star plant. TPL is seeking, among other things, (a) unspecified damages related to the alleged breaches under the Operating Agreement and the LLC Agreement, (b) the return of approximately $26 million in capital contributions to T2 Cogen received from TPL under the LLC Agreement and the Operating Agreement, and (c) the dissolution and liquidation of T2 Cogen and its assets, respectively. No arbitration hearing has yet been scheduled. We believe this matter is without merit and we intend to defend the arbitration vigorously. Because this matter is in an early stage, we are unable to predict its outcome and the possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on our financial position. Depending on the outcome or resolution of this matter, it could have a material effect on our financial position.

Regulatory Compliance

In the ordinary course of our business, we are subject to various laws and regulations. In the opinion of our management, compliance with current laws and regulations will not have a material effect on our results of operations, cash flows or financial condition.

Leases

Capital Leases

We have vehicle leases that are classified as capital leases. The termination dates of the lease agreements vary from 2017 to 2019. We recorded amortization expense related to the capital leases of $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively. Capital leases entered into during the three and six months ended June 30, 2017 were $0.1 million and $0.5 million, respectively. Capital leases entered into during the three and six months ended June 30, 2016 were $0.2 million and $0.2 million, respectively. The capital lease obligation amounts included on the balance sheets were as follows (in thousands):

	June 30, 2017	December 31, 2016
Other current liabilities	$458	$396
Other non-current liabilities	534	497
Total	$992	$893

Operating Leases

We maintain operating leases in the ordinary course of our business activities. These leases include those for office and other operating facilities and equipment. The termination dates of the lease agreements vary from 2017 to 2025. Expenses associated with operating leases, recorded in operations and maintenance expenses and general and administrative expenses in our statements of operations, were $1.4 million and $3.0 million for the three and six months ended June 30, 2017, respectively, and $1.8 million and $2.7 million for the three and six months ended June 30, 2016, respectively. A rental reimbursement included in our lease agreement associated with the office space we leased in June 2015 of $1.8 million, net of amortization, has been recorded as a deferred liability in our condensed consolidated balance sheets as of June 30, 2017. This amount will continue to be amortized against the lease payments over the length of the lease term.

7. PARTNERS’ CAPITAL

Ownership

Our units outstanding as of June 30, 2017 are as follows (in units):

	Partners’ Capital
		Owned by Parent
	Public	Holdings	Class B		General
	Common	Common	Convertible	Subordinated	Partner
Units outstanding as of December 31, 2016	22,010,016	26,492,074	17,105,875	12,213,713	1,588,198
Vesting of LTIP units, net	36,361	—	—	—	—
In-kind distributions and issuances to general partner to maintain 2.0% ownership	—	—	603,990	—	13,067
Units outstanding as of June 30, 2017	22,046,377	26,492,074	17,709,865	12,213,713	1,601,265

Common Units
Our common units represent limited partner interests in us. The holders of our common units are entitled to participate in our distributions (to the extent distributions are made) and are entitled to exercise the rights and privileges available to limited partners under our Partnership Agreement.
Class B Convertible Units
As of June 30, 2017, the Class B Convertible Units consist of 17,709,865 units, inclusive of any Class B PIK Units issued. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions as noted below.

Our Partnership Agreement does not allow additional Class B Convertible Units (other than Class B PIK Units) to be issued without the prior approval of our General Partner and the holders of a majority of the outstanding Class B Convertible Units. As of June 30, 2017, all of our outstanding Class B Convertible Units were indirectly owned by Holdings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Charlesbank Capital Partners, LLC(1)	$—	$30	$—	$94
EIG	35	16	70	45
Tailwater	36	18	72	44
Total fees and expenses paid for director services to affiliated entities	$71	$64	$142	$183

(1)	Charlesbank Capital Partners, LLC indirectly owned approximately one-third of Holdings until April 13, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reimbursements included in general and administrative expenses	$2,331	$3,538	$7,028	$7,034
Reimbursements included in operations and maintenance expenses	4,906	5,548	8,818	10,846
Total reimbursements to our General Partner and its affiliates	$7,237	$9,086	$15,846	$17,880

Other Transactions with Affiliates

We have a gas gathering and processing agreement (the “G&P Agreement”) and an NGL sales agreement (the “NGL Agreement”) with an affiliate of Holdings. Under the terms of these commercial agreements, we transport, process and sell rich natural gas for the affiliate of Holdings in return for agreed-upon fixed fees, and we can sell natural gas liquids that we own to Holdings at agreed-upon fixed prices. The NGL Agreement also permits us to utilize Holdings’ fractionation services at market-based rates. We had purchases of NGLs from Holdings of $0.2 million and $1.3 million for the three and six months ended June 30, 2017, respectively.

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

We recorded revenues from affiliates of $40.3 million and $81.1 million for the three and six months ended June 30, 2017, respectively, and $24.6 million and $48.8 million for the three and six months ended June 30, 2016, respectively, in accordance with the G&P Agreement, the NGL Agreement and the series of commercial agreements.

We had accounts receivable due from affiliates of $26.3 million and $8.0 million as of June 30, 2017 and December 31, 2016, respectively, and accounts payable due to affiliates of $0.2 million and $0.5 million as of June 30, 2017 and December 31, 2016, respectively. The affiliate receivable and payable balances are related primarily to transactions associated with Holdings, noted above, and our joint venture investments (defined in Note 11). The receivable balance due from Holdings is current as of June 30, 2017.

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
The following table summarizes information regarding awards of units granted under the LTIP:

	Units	Weighted-Average Fair Value at Grant Date
Unvested - December 31, 2016	368,281	$14.91
Forfeited units	(134,640)	$15.89
Units recaptured for tax withholdings(1)	(17,057)	$10.85
Vested units(1)	(36,361)	$10.94
Unvested - June 30, 2017	180,223	$14.73

(1) The weighted-average fair value price on the date of vesting for our vested units was $2.66 for the three and six months ended June 30, 2017, respectively. The weighted-average fair value price on the date of vesting for our units recaptured for tax withholdings was $2.64 for the three and six months ended June 30, 2017, respectively.

For the six months ended June 30, 2017, we did not grant any equity awards under the LTIP. As of June 30, 2017, we had total unamortized compensation expense of $0.6 million related to unvested awards. Compensation expense associated with awards is expected to be recognized over the three-year vesting period from each equity award’s grant date. As of June 30, 2017, we had 5,323,613 units available for issuance under the LTIP.

Unit Based Compensation Expense

The following table summarizes information regarding recognized compensation expense, which is included in general and administrative and operations and maintenance expenses in our statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unit-based compensation	$157	$725	$414	$1,706
Employee Savings Plan
We have employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, whereby employees of our General Partner may contribute a portion of their base compensation to the employee savings plan, subject to limits. We provide a matching contribution each payroll period equal to 100% of each employee’s contribution up to the lesser of 6% of the employee’s eligible compensation or $16,200 annually for the period. The following table summarizes information regarding contributions and the expense recognized for the matching contributions, which is included in operating and maintenance expense and general and administrative expense on our statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Matching contributions expensed for employee savings plan	$203	$399	$391	$608
10. REVENUES

We had revenues consisting of the following categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales of natural gas	$96,374	$53,456	$182,878	$116,059
Sales of NGLs and condensate	43,266	41,832	84,320	68,022
Transportation, gathering and processing fees	28,068	28,157	55,336	57,292
Other	570	1,257	902	3,055
Total revenues	$168,278	$124,702	$323,436	$244,428

11. INVESTMENTS IN JOINT VENTURES

We own equity interests in three joint ventures with Targa as our joint venture partner. T2 Eagle Ford Gathering Company LLC (“T2 Eagle Ford”), T2 LaSalle Gathering Company LLC (“T2 LaSalle”) and T2 Cogen operate pipelines and a cogeneration facility located in South Texas. We indirectly own a 50% interest in T2 Eagle Ford, a 50% interest in T2 Cogen and a 25% interest in T2 LaSalle. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization. Our maximum exposure to loss related to these joint ventures includes our equity investment, any additional capital contributions and our share of any operating expenses incurred by the joint ventures.

The joint ventures’ summarized financial data from their statements of operations for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
T2 Eagle Ford	$1,162	$1,642	$2,303	$3,044
T2 Cogen	32	1,077	115	1,999
T2 LaSalle	399	414	784	794

Net loss
T2 Eagle Ford	$(4,904)	$(4,924)	$(9,810)	$(9,511)
T2 Cogen	(1,024)	(1,424)	(2,016)	(2,966)
T2 LaSalle	(1,468)	(1,468)	(2,936)	(2,936)
Our equity in losses of joint venture investments is comprised of the following for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
T2 Eagle Ford	$(2,452)	$(2,462)	$(4,905)	$(4,755)
T2 Cogen	(512)	(709)	(1,008)	(1,479)
T2 LaSalle	(367)	(363)	(734)	(729)
Equity in losses of joint venture investments	$(3,331)	$(3,534)	$(6,647)	$(6,963)
Our investments in joint ventures is comprised of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
T2 Eagle Ford	$96,845	$101,669
T2 Cogen	5,067	6,003
T2 LaSalle	15,766	16,424
Investments in joint ventures	$117,678	$124,096

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

Our top ten customers, excluding affiliates, for the three and six months ended June 30, 2017 and 2016 represent the following percentages of consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Top ten customers	47.3%	53.2%	50.6%	57.7%

We did not have any customers, excluding affiliates, exceed 10% of total consolidated revenue for the three and six months ended June 30, 2017 and 2016.

For the six months ended June 30, 2017 and 2016, we did not experience significant non-payment for services. We had no allowance for uncollectible accounts receivable at June 30, 2017. We recorded an allowance for uncollectible accounts receivable of $0.1 million at December 31, 2015, which was written off in 2016.

13. SUBSEQUENT EVENTS

None.

14. SUPPLEMENTAL INFORMATION

Supplemental Cash Flow Information (in thousands)

	Six Months Ended June 30,
	2017	2016
Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$17,246	$18,162
Cash paid (received) for taxes	2	(53)
Supplemental disclosures of non-cash investing and financing activities:
Accounts payable related to capital expenditures	1,784	2,796
Capital lease obligations	32	—
Accrued distribution equivalent rights on LTIP units	—	10
Class B Convertible unit in-kind distributions	1,464	1,293
Valley Wells' operating expense cap adjustment	—	1,415
PIK interest	—	260
Common unit issuances to General Partner related to equity cures	—	245
Capitalization of Interest Cost
We capitalize interest on projects during their construction period. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is depreciated over the estimated useful life of the asset constructed. We incurred the following interest costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total interest costs	$9,768	$9,027	$19,065	$18,555
Capitalized interest included in property, plant and equipment, net	(132)	(194)	(326)	(552)
Interest expense	$9,636	$8,833	$18,739	$18,003
Southcross Assets Considered Leases to Third Parties
We have pipelines that transport natural gas to two power plants in Nueces County, Texas under fixed-fee contracts. The contracts have a primary term through 2029 and an option to extend the agreements by an additional term of up to ten years. These contracts are considered operating leases under the applicable accounting guidance.

Future minimum annual demand payment receipts under these agreements as of June 30, 2017 were as follows: $2.8 million for the remainder of 2017; $2.2 million in 2018; $2.2 million in 2019; $2.2 million in 2020 and $13.1 million thereafter.

The revenue for the demand payments is recognized on a straight-line basis over the term of the contract. The demand fee revenues under the contracts were $0.7 million and $1.3 million for the three and six months ended June 30, 2017 and 2016, respectively, and have been included within transportation, gathering and processing fees within Note 10. These amounts do not include variable fees based on the actual gas volumes delivered under the contracts. Variable fees recognized in revenues within transportation, gathering and processing fees within Note 10 were $0.8 million and $1.5 million for the three and six months ended June 30, 2017 and 2016, respectively. Deferred revenue associated with these agreements was $10.1 million and $8.5 million at June 30, 2017 and December 31, 2016, respectively.

Air Emission Credits
In the fourth quarter of 2016, the Partnership submitted an Emission Reduction Credit (“ERC”) application to the Texas Commission of Environmental Quality (“TCEQ”) related to Conroe. An ERC can be earned by reducing air emissions beyond what is required by permits and rules, and Conroe has excess emission credits that will no longer be needed due to our decision to shut down Conroe. In June 2017, the TCEQ approved our application and we received 50.4 tons of nitrogen oxide emission credits and 10.4 tons of volatile organic compound credits. We are actively marketing these credits, and have plans to sell the emission credits during the third quarter of 2017.

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

Southcross Holdings LP, a Delaware limited partnership (“Holdings”), indirectly owns 100% of Southcross Energy Partners GP, LLC, a Delaware limited liability company, our General Partner (“General Partner”) (and therefore controls us), all of our subordinated units and Class B convertible units and 54.6% of our common units. Our General Partner owns a 2.0% interest in us and all of our incentive distribution rights.

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

Distribution Suspension
The board of directors of our General Partner suspended paying a quarterly distribution with respect to the fourth quarter of 2015, every quarter of 2016 and the first two quarters of 2017 to reserve any excess cash for the operation of our business. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders and will continue to evaluate our ability to reinstate the distribution in future periods. Additionally, we are restricted under the Fifth Amendment from paying a distribution until our Consolidated Total Leverage Ratio is below 5.0. See Notes 1 and 2 to our condensed consolidated financial statements.
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

Reconciliations of Non-GAAP Financial Measures

The following table presents reconciliations of net cash provided by operating activities to net loss, Adjusted EBITDA and distributable cash flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$11,094	$47,119	$11,284	$29,948
Add (deduct):
Depreciation and amortization	(18,302)	(18,908)	(36,152)	(37,449)
Unit-based compensation	(157)	(725)	(414)	(1,706)
Amortization of deferred financing costs, original issuance discount and PIK interest	(879)	(831)	(1,830)	(1,904)
Gain on sale of assets	129	12,576	191	12,576
Unrealized gain on financial instruments	2	85	19	55
Equity in losses of joint venture investments	(3,331)	(3,534)	(6,647)	(6,963)
Distribution from joint venture investment	—	—	—	(390)
Impairment of assets	—	—	(649)	—
Gain on insurance proceeds	—	—	1,508	—
Other, net	63	62	348	184
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	10,619	(35,310)	(638)	(44,409)
Prepaid expenses and other current assets	(2,089)	(329)	(1,459)	(1,502)
Other non-current assets	(4)	(280)	(65)	—
Accounts payable and accrued expenses, including affiliates	(11,415)	9,145	684	27,808
Deposits paid to suppliers	—	(11,463)	—	3,837
Other liabilities	(1,600)	(5,003)	2,567	(3,000)
Net loss	$(15,870)	$(7,396)	$(31,253)	$(22,915)
Add (deduct):
Depreciation and amortization	$18,302	$18,908	$36,152	$37,449
Interest expense	9,636	8,833	18,739	18,003
Gain on insurance proceeds	—	—	(1,508)	—
Income tax (benefit) expense	2	3	2	(3)
Impairment of assets	—	—	649	—
Gain on sale of assets	(129)	(12,576)	(191)	(12,576)
Revenue deferral adjustment	754	754	1,508	1,508
Unit-based compensation	157	725	414	1,706
Major litigation costs, net of recoveries	116	118	149	243
Equity in losses of joint venture investments	3,331	3,534	6,647	6,963
Severance expense	414	16	2,748	16
Retention bonus funded by Holdings	—	898	—	1,796
Valley Wells' operating expense cap adjustment	—	1,415	—	2,406
Fees related to Equity Cure Agreement	—	67	—	577
Distribution from joint venture investment	—	—	—	390
Expenses related to shut-down of Conroe processing plant and conversion of Gregory processing plant	313	—	607	—
Other, net	44	300	425	732
Adjusted EBITDA	$17,070	$15,599	$35,088	$36,295
Cash interest, net of capitalized costs	(8,827)	(8,046)	(17,246)	(18,162)
Income tax benefit (expense)	(2)	(3)	(2)	3
Maintenance capital expenditures	(248)	(836)	(928)	(3,112)
Distributable cash flow	$7,993	$6,714	$16,912	$15,024

Results of Operations

The following table summarizes our results of operations (in thousands, except operating data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Revenues	$127,970	$100,141	$242,357	$195,596
Revenues - affiliates	40,308	24,561	81,079	48,832
Total revenues	168,278	124,702	323,436	244,428
Expenses:
Cost of natural gas and liquids sold	132,948	85,619	251,639	165,066
Operations and maintenance	15,195	19,615	29,501	36,393
Depreciation and amortization	18,302	18,908	36,152	37,449
General and administrative	4,863	8,162	13,059	16,048
Impairment of assets	—	—	649	—
Gain on sale of assets	(129)	(12,576)	(191)	(12,576)
Total expenses	171,179	119,728	330,809	242,380

Income (loss) from operations	(2,901)	4,974	(7,373)	2,048
Other income (expense):
Equity in losses of joint venture investments	(3,331)	(3,534)	(6,647)	(6,963)
Interest expense	(9,636)	(8,833)	(18,739)	(18,003)
Gain on insurance proceeds	—	—	1,508	—
Total other expense	(12,967)	(12,367)	(23,878)	(24,966)
Loss before income tax benefit (expense)	(15,868)	(7,393)	(31,251)	(22,918)
Income tax benefit (expense)	(2)	(3)	(2)	3
Net loss	$(15,870)	$(7,396)	$(31,253)	$(22,915)

Other financial data:
Adjusted EBITDA	$17,070	$15,599	$35,088	$36,295

Maintenance capital expenditures	$248	$836	$928	$3,112
Growth capital expenditures	$5,823	$6,124	$12,008	$9,322

Operating data:
Average volume of processed gas (MMcf/d)	267	319	262	331
Average volume of NGLs produced (Bbls/d)	32,945	35,912	32,092	37,771
Average daily throughput Mississippi/Alabama (MMcf/d)	166	147	167	151

Realized prices on natural gas volumes ($/Mcf)	$3.22	$1.88	$3.28	$1.90
Realized prices on NGL volumes ($/gal)	0.65	0.30	0.62	0.33

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Volume and overview.  Processed gas volumes decreased 52 MMcf/d, or 16%, to 267 MMcf/d during the three months ended June 30, 2017, compared to 319 MMcf/d during the three months ended June 30, 2016. This decrease was due primarily to lower volumes from one producer who has completed fewer wells during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, as well as the shut-down of the Conroe facility.

NGLs produced at our processing plants for the three months ended June 30, 2017 averaged 32,945 Bbls/d, a decrease of 8%, or 2,967 Bbls/d, compared to 35,912 Bbls/d for the three months ended June 30, 2016. The decrease in NGLs produced is due primarily to a decline in processed gas volumes.

Revenues.  Our total revenues for the three months ended June 30, 2017 increased $43.6 million, or 35%, to $168.3 million compared to $124.7 million for the three months ended June 30, 2016. This increase was due primarily to an increase in realized prices in natural gas and NGLs, partially offset by a reduction in processed gas volumes, resulting in revenue from sales of natural gas increasing by $42.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Cost of natural gas and NGLs sold.  Our cost of natural gas and NGLs sold for the three months ended June 30, 2017 was $132.9 million, compared to $85.6 million for the three months ended June 30, 2016. This increase of $47.3 million, or 55%, was due primarily to higher natural gas and NGL prices compared to the same period in 2016.

Operations and maintenance expenses.  Operations and maintenance expenses for the three months ended June 30, 2017 were $15.2 million, compared to $19.6 million for the three months ended June 30, 2016 for a decrease of $4.4 million, or 22%. This decrease was due primarily to shutting down the Conroe and T2 Cogen facilities, converting the Gregory facility to a compressor station and improved operating efficiencies at our facilities.

General and administrative expenses.  General and administrative expenses for the three months ended June 30, 2017 were $4.9 million, compared to $8.2 million for the three months ended March 31, 2016. This decrease of $3.3 million, or 40%, was due primarily to cost-saving initiatives, including lower employee labor and contractor expenses of $1.9 million and lower professional services fees of $0.9 million during the three months ended June 30, 2017.

Depreciation and amortization expense.  Depreciation and amortization expense for the three months ended June 30, 2017 was $18.3 million, compared to $18.9 million for the three months ended June 30, 2016. The decrease of $0.6 million, or 3%, was due primarily to the shut-down of the Conroe facility and the conversion of the Gregory facility to a compressor station during the fourth quarter of 2016.

Equity in losses of joint venture investments.  Our share of losses incurred by joint venture investments was $3.3 million for the three months ended June 30, 2017 and $3.5 million for the three months ended June 30, 2016. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization.

Interest expense.  For the three months ended June 30, 2017, interest expense was $9.6 million, compared to $8.8 million for the three months ended June 30, 2016. This increase of $0.8 million was due primarily to higher interest rates on borrowings.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Volume and overview. Processed gas volumes decreased 69 MMcf/d, or 21%, to 262 MMcf/d during the six months ended June 30, 2017, compared to 331 MMcf/d during the six months ended June 30, 2016. This decrease was due primarily to certain customers electing to redirect gas away from our processing facilities and the shut-down of the Conroe facility.

NGLs produced at our processing plants for the six months ended June 30, 2017 averaged 32,092 Bbls/d, a decrease of 15%, or 5,679, compared to 37,771 Bbls/d for the six months ended June 30, 2016. The decrease in NGLs produced is due primarily to a decline in processed gas volumes.

Revenues. Our total revenues for the six months ended June 30, 2017 increased $79.0 million, or 32%, to $323.4 million compared to $244.4 million for the six months ended June 30, 2016. This increase was due primarily to an increase in realized prices in natural gas and NGLs, resulting in revenue from sales of natural gas increasing by $66.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Cost of natural gas and NGLs sold. Our cost of natural gas and NGLs sold for the six months ended June 30, 2017 was $251.6 million, compared to $165.1 million for the six months ended June 30, 2016. This increase of $86.5 million, or 52%, was due primarily to higher natural gas and NGL prices as compared to the same period in 2016.

Operations and maintenance expenses. Operations and maintenance expenses for the six months ended June 30, 2017 were $29.5 million, compared to $36.4 million for the six months ended June 30, 2016 for a decrease of $6.9 million, or 19%. This decrease was due primarily to shutting down the Conroe and T2 Cogen facilities, converting the Gregory facility to a compressor station and improved operating efficiencies at our facilities.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2017 were $13.1 million, compared to $16.0 million for the six months ended June 30, 2016. This decrease of $2.9 million, or 18%, was due primarily to cost-saving initiatives, including employee lower labor and professional service fees of $2.5 million during the six months ended June 30, 2017.

Depreciation and amortization expenses. Depreciation and amortization expense for the six months ended June 30, 2017 was $36.2 million, compared to $37.4 million for the six months ended June 30, 2016. The decrease of $1.2 million, or 3%, was due primarily to the shut-down of the Conroe facility and the conversion of the Gregory facility to a compressor station during the fourth quarter of 2016.

Equity in losses of joint venture investments. Our share of losses incurred by joint venture investments was $6.6 million for the six months ended June 30, 2017 and $7.0 million for the six months ended June 30, 2016. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization.

Interest Expense. For the six months ended June 30, 2017, interest expense was $18.7 million, compared to $18.0 million for the six months ended June 30, 2016. This increase of $0.7 million was due primarily to higher interest rates on borrowings.

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
Our future cash flow will be materially adversely affected if the prices for natural gas, NGLs and crude oil reduce drilling for oil or natural gas in our primary operating area, the Eagle Ford Shale. See Note 1 to our condensed consolidated financial statements. The majority of our revenue is derived from fixed-fee and fixed-spread contracts, which have limited direct exposure to commodity price levels since we are paid based on the volumes of natural gas that we gather, process, treat, compress and transport and the volumes of NGLs we fractionate and transport, rather than being paid based on the value of the underlying natural gas or NGLs. In addition, a portion of our contract portfolio contains minimum volume commitment arrangements. The majority of our volumes are dependent upon the level of producer drilling activity. As a result of the energy price environment and reduction in drilling activity we have experienced, we implemented cost-saving initiatives in 2016 and remain focused on these efforts to improve future liquidity.
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

As of August 4, 2017, we had $548.1 million in outstanding borrowings under our Senior Credit Facilities (as defined in Note 5 to our condensed consolidated financial statements). Under our five-year revolving credit facility (the "Credit Facility"), pursuant to our Third A&R Revolving Credit Agreement, we have the ability to borrow up to $145.0 million less any letters of credit amounts outstanding, which as of August 4, 2017 provided us access to $10.3 million.
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

•	maintenance capital expenditures, which are capital expenditures that are not considered growth capital expenditures.

The following table summarizes our capital expenditures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Maintenance capital expenditures	$248	$836	$928	$3,112
Growth capital expenditures	5,823	6,124	12,008	9,322
Capital expenditures	$6,071	$6,960	$12,936	$12,434

Our growth capital expenditures during the six months ended June 30, 2017, primarily relate to the installation of a new gas gathering pipeline in Mississippi and required safety and reliability upgrades to our facilities. Our growth capital expenditures during the six months ended June 30, 2016, primarily relate to various expansion and improvement projects primarily in our South Texas assets.

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

We believe that cash from operations, cash on hand and the Investment Agreement with Holdings, as backstopped by the Sponsors, will provide sufficient liquidity to meet future short-term capital requirements through at least twelve months from the date that the financial statements included in this Form 10-Q were issued. Growth projects are a key element of our business strategy. We intend to finance any required growth capital through several sources, including operating cash flows, borrowings under our Senior Credit Facilities and the issuance of additional debt and equity securities. The timing, size or success of any acquisition or expansion effort and the associated potential capital commitments are unpredictable. To consummate acquisitions or capital projects, we may require access to additional capital. Our access to capital long-term will depend on our future operating performance, financial condition and credit rating and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing conditions in our industry, the economy and the financial markets and other financial and business factors, many of which are beyond our control.

Cash Flows

The following table provides a summary of our cash flows by category (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$11,284	$29,948
Net cash provided by (used in) investing activities	(1,728)	2,806
Net cash used in financing activities	(13,561)	(39,243)

Operating cash flows — The decrease in cash provided in operating activities of $18.7 million was due primarily to higher settlements of affiliated accounts receivable during the six months ended June 30, 2016 compared to the six months ended June 30, 2017.

Investing cash flows — Net cash used in investing activities for the six months ended June 30, 2017 was $1.7 million, compared to net cash provided by investing activities of $2.8 million for the six months ended June 30, 2016. The decrease of $4.5 million relates primarily to net cash proceeds received from the sales of assets of $20.4 million during the six months ended June 30, 2016 compared to $2.8 million for the six months ended June 30, 2017, partially offset by $6.6 million received from aid in construction payments and $2.0 million of insurance proceeds from property damage claims, net of expenditures during the six months ended June 30, 2017.

Financing cash flows — Net cash used in financing activities for the six months ended June 30, 2017 was $13.6 million, compared to $39.2 million for the six months ended June 30, 2016. The decrease of $25.7 million was due primarily to $44.3 million of additional paydowns on our Credit Facility during the six months ended June 30, 2016 as compared to the six months ended June 30, 2017, as well as $14.0 million received from issuance of the paid in-kind notes and $11.9 million received for the fourth quarter 2015 equity cure provided to us by Holdings during the six months ended June 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our interest rate risk and commodity price, market and credit risks are discussed in our 2016 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2016 to June 30, 2017.

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

Internal control over financial reporting.  There were no changes in our system of internal control over financial reporting (as defined in Rule 13a—15(f) or Rule 15d—15(f) of the Exchange Act) during the second quarter of 2017 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

TPL SouthTex Processing Company, LP v. FL Rich Gas Services, LP; Case No. 01-17-0001-9892; pending in the American Arbitration Association

On April 5, 2017, TPL SouthTex Processing Company, LP (“TPL”), an indirect subsidiary of Targa Resources Corp. (“Targa”), filed a Demand for Arbitration with the American Arbitration Association, against FL Rich Gas Services, LP, an indirect subsidiary of the Partnership (“FL Rich”). This demand related to the operation of T2 EF Cogeneration Holdings LLC, a joint venture with Targa in which each of TPL and FL Rich own 50% of the membership interests (“T2 Cogen”). T2 Cogen, the owner of a cogeneration facility in South Texas, is operated by FL Rich pursuant to the terms of the Generation Plant Operating Agreement, dated March 4, 2013 (the “Operating Agreement”). TPL alleges that FL Rich (i) breached the Operating Agreement in its alleged failure to receive from the United States Environmental Protection Agency a Prevention of Significant Deterioration permit thereby harming Targa’s investment in T2 Cogen, (ii) breached its fidicuary duties with respect to funds or assets of T2 Cogen as operator of T2 Cogen under the terms of the Operating Agreement, and (iii) breached the Operating Agreement and the Limited Liability Company Agreement of T2 Cogen (the “LLC Agreement”) in installing a third turbine inside its Lone Star plant. TPL is seeking, among other things, (a) unspecified damages related to the alleged breaches under the Operating Agreement and the LLC Agreement, (b) the return of approximately $26 million in capital contributions to T2 Cogen received from TPL under the LLC Agreement and the Operating Agreement, and (c) the dissolution and liquidation of T2 Cogen and its assets, respectively. No arbitration hearing has yet been scheduled. We believe this matter is without merit and we intend to defend the arbitration vigorously. Because this matter is in an early stage, we are unable to predict its outcome and the possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on our financial position. Depending on the outcome or resolution of this matter, it could have a material effect on our financial position.

Item 1A. Risk Factors.

Our Risk Factors are consistent with those disclosed in Part I, Item 1A Risk Factors of our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed in Note 2 to our condensed consolidated financial statements, on May 11, 2017, we issued Class B PIK Units (as defined in Note 2) to the holder of the Class B Convertible Units as a paid-in-kind distribution attributable to the quarter ended March 31, 2017. In connection with the issuance of the Class B PIK Units, our General Partner made a capital contribution in exchange for the issuance of 6,216 general partner units to maintain its 2.0% ownership interest in us.

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

SOUTHCROSS ENERGY PARTNERS, L.P.

		By:	Southcross Energy Partners GP, LLC, its general partner

Date:	August 9, 2017	By:	/s/ Bret M. Allan
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