Form 10-K
period 2017-12-31
Southcross Energy Partners, L.P.
filed 2018-03-01
CIK 1547638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐
The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2017 was approximately $69,887,015 based on the closing sale price and the number of outstanding common units held by non-affiliates on such date as reported on the New York Stock Exchange.

As of February 23, 2018, the registrant has 48,623,615 common units, 12,213,713 subordinated units and 18,656,071 Class B Convertible Units outstanding. The registrant's common units trade on the New York Stock Exchange under the symbol "SXE".
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
For the Year Ended December 31, 2017

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

•
satisfaction of the conditions to the completion of the proposed Merger (defined in Note 1 to our consolidated financial statements), including receipt of the approval of our unitholders and the closing of the Contribution (defined in Note 1 to our consolidated financial statements);

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
General Overview
Southcross Energy Partners, L.P. (the "Partnership," "Southcross," "we," "our" or "us") is a Delaware limited partnership formed in April 2012. Our common units are listed on the New York Stock Exchange under the symbol "SXE." We are a master limited partnership, headquartered in Dallas, Texas, that provides natural gas gathering, processing, treating, compression and transportation services and access to NGL fractionation and transportation services. We also source, purchase, transport and sell natural gas and NGLs. Our assets are located in South Texas, Mississippi and Alabama and include two gas processing plants, one fractionation facility and gathering and transportation pipelines.
On August 4, 2014, Southcross Energy LLC, a Delaware limited liability company and the predecessor of the Partnership, and TexStar Midstream Services, LP, a Texas limited partnership combined pursuant to a Contribution Agreement in which Southcross Holdings LP, a Delaware limited partnership (“Holdings”) was formed (the "Holdings Transaction"). As a result of the Holdings Transaction, Holdings indirectly owns 100% of Southcross Energy Partners GP, LLC, a Delaware limited liability company, our general partner (“General Partner”) (and therefore controls us), all of our subordinated and Class B convertible units (the "Class B Convertible Units") and currently owns 54.5% of our common units. Our General Partner owns an approximate 2.0% interest in us and all of our incentive distribution rights.
Following the emergence of Holdings from its Chapter 11 reorganization proceeding on April 13, 2016 (as discussed below), EIG Global Energy Partners, LLC (“EIG”) and Tailwater Capital LLC (“Tailwater”) (collectively, the “Sponsors”) each indirectly own approximately one-third of Holdings, and a group of consolidated lenders (or their assignees) under Holdings' term loan (the "Lenders") own the remaining one-third of Holdings.
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
Simultaneously with the execution of the Merger Agreement, on October 31, 2017, AMID and AMID GP entered into a Contribution Agreement (the “Contribution Agreement”) with Holdings. Upon the terms and subject to the conditions set forth in the Contribution Agreement, Holdings will contribute its equity interests in a new wholly owned subsidiary, which will hold substantially all the current subsidiaries (Southcross Holdings Intermediary LLC, a Delaware limited liability company, Southcross Holdings Guarantor GP LLC, a Delaware limited liability company, and Southcross Holdings Guarantor LP, a Delaware limited partnership, which in turn directly or indirectly own 100% of the limited liability company interest of our General Partner and 54.5% of the Partnership’s common units) and business of Holdings, to AMID and AMID GP in exchange for (i) the number of common units representing limited partner interests in AMID (each an “AMID Common Unit”) equal to $185,697,148, subject to certain adjustments for cash, indebtedness, working capital and transaction expenses contemplated by the Contribution Agreement, divided by $13.69, (ii) 4.5 million new Series E convertible preferred units of AMID (the “AMID Preferred Units”), (iii) options to acquire 4.5 million AMID Common Units (the “Options”), and (iv) 15% of the equity interest in AMID GP (the transactions contemplated thereby and the agreements ancillary thereto, the “Contribution” and, together with the Merger, the "Transaction").

The Contribution Agreement contains customary representations and warranties and covenants by each of the parties. Holdings has also undertaken several additional obligations under the Contribution Agreement with respect to the Partnership and our subsidiaries. These include, without limitation, Holdings’ indemnification of AMID for certain obligations with respect to breaches of representations and warranties regarding the Partnership and our subsidiaries. In addition, Holdings is indemnifying AMID for certain contingent liabilities of the Partnership and our subsidiaries, including several ongoing litigation matters. A portion of the consideration, including approximately $25 million of the AMID Common Units to be received by Holdings will be deposited into escrow in order to secure the potential indemnification obligations until the longer of the end of 12 months from the closing of the Contribution Agreement, May 31, 2019 or the final resolution of the Special Indemnity Matters (as defined in the Contribution Agreement). In addition, all of the AMID Common Units, AMID Preferred Units and the Options received by Holdings as consideration under the Contribution Agreement will be subject to a lock-up agreement whereby such securities will be locked up until the longer of 12 months (with respect to the AMID Common Units) and 24 months (with respect to the AMID Preferred Units and Options) and, together with the AMID GP equity interests, the final resolutions of the Special Indemnity Matters (as defined in the Contribution Agreement). Further, during this time, cash distributions made by AMID or AMID GP to Holdings will be restricted, must remain within Holdings, and will be subject to recapture by AMID. The closing under the Contribution Agreement is conditioned upon, among other things: (i) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the”HSR Act”), which was received on December 8, 2017, (ii) the absence of certain legal impediments prohibiting the transactions and (iii) with respect to AMID’s obligation to close only, the conditions precedent contained in the Merger Agreement having been satisfied and the Merger having become effective substantially concurrently with the closing of the Contribution Agreement.

The Contribution Agreement contains provisions granting both parties the right to terminate the Contribution Agreement for certain reasons. The Contribution Agreement further provides that, upon termination by Holdings of the Contribution Agreement in the event of a Funding Failure (as defined in the Contribution Agreement), AMID may be required to pay Holdings a reverse termination fee in an amount up to $17 million.

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
Letter Agreement. In connection with the Merger Agreement and Contribution Agreement, Holdings and the Partnership entered into a Letter Agreement (the “Letter Agreement”) providing that Holdings will reimburse the Partnership for all fees or expenses of the Partnership in connection with the Merger Agreement including (i) any fees or expenses of counsel, accountants, investment bankers and consultants retained by the Partnership or the conflicts committee of the Partnership, and (ii) the payment of any Termination Fee or the reimbursement of any AMID Expense, in each case if the Merger has not closed and (a) the Merger Agreement is terminated because the Contribution Agreement has been terminated under certain specified circumstances or (b) the Merger Agreement is terminated without the prior approval of the conflicts committee of the Partnership under certain specified circumstances.
On November 28, 2017, AMID and the Partnership filed Notification and Report Forms with the Antitrust Division of the Department of Justice and the Federal Trade Commission. On December 8, 2017, AMID and the Partnership received early termination of the applicable waiting period under the HSR Act.
On January 11, 2018, AMID filed with the SEC a Registration Statement on Form S-4 (file no. 333-222501) that includes a Proxy Statement of the Partnership and a Prospectus of AMID (the “Proxy Statement”). The S-4 has been declared effective and the Proxy Statement has been mailed to unitholders of the Partnership. We have scheduled a special meeting of our unitholders to be held on Tuesday, March 27, 2018, at 10:00 a.m., central time, at the Houston offices of Locke Lord LLP, JPMorgan Chase Tower, 600 Travis Street, Suite 2800, Houston, TX 77002, to consider and vote upon the proposed Merger and related matters pursuant to the Merger Agreement.
For additional information about the Merger Agreement with AMID, see our Proxy Statement.
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
Additionally, pursuant to the Fifth Amendment, (i) total aggregate commitments under the Third A&R Revolving Credit Agreement were reduced from $200 million to $135 million (then further reduced to $125 million on March 31, 2018) and the sublimit for letters of credit also was reduced from $75 million to $50 million (total aggregate commitments will be periodically further reduced through December 31, 2018 to $115 million); (ii) the Consolidated Total Leverage Ratio and Consolidated Senior Secured Leverage Ratio (each as defined in the Fifth Amendment) financial covenants were suspended until the quarter ended March 31, 2019; and (iii) the Consolidated Interest Coverage Ratio (as defined in the Fifth Amendment) financial covenant requirement was reduced from 2.50 to 1.00 to 1.50 to 1.00 for all periods ending on or prior to December 31, 2018 (the “Ratio Compliance Date”). Prior to the Ratio Compliance Date, we will be required to maintain minimum levels of Consolidated EBITDA (as defined in the Fifth Amendment) on a quarterly basis and be subject to certain covenants and restrictions related to liquidity and capital expenditures. See Note 6 to our consolidated financial statements.

In connection with the execution of the Fifth Amendment, on December 29, 2016, the Partnership entered into (i) an
Investment Agreement (the "Investment Agreement") with Holdings and Wells Fargo Bank, N.A., (ii) a Backstop Agreement
(the "Backstop Agreement") with Holdings, Wells Fargo Bank, N.A. and the Sponsors and (iii) a First Amendment to the equity cure contribution agreement (the "Equity Cure Contribution Amendment") with Holdings. Pursuant to the Equity Cure
Contribution Amendment, on December 29, 2016, Holdings contributed $17.0 million to us in exchange for 11,486,486 common units. The proceeds of the $17.0 million contribution were used to pay down the outstanding balance under the Third A&R Revolving Credit Agreement and for general corporate purposes. On January 2, 2018, we notified Holdings that a Full Investment Trigger (as defined in the Investment Agreement) occurred on December 31, 2017. Pursuant to the Backstop Agreement, on January 2, 2018, Holdings delivered a Backstop Demand (as defined in the Investment Agreement) for each Sponsor to fund their respective pro rata portions of the Sponsor Shortfall Amount (as defined in the Investment Agreement) of $15.0 million in accordance with the Backstop Agreement. As consideration for the amount provided directly to us by a Sponsor pursuant to the Backstop Agreement, we issued to the Sponsors senior unsecured notes of the Partnership in an aggregate principal amount of $15.0 million (each, an "Investment Note" and collectively, the “Investment Notes”). The Investment Notes mature on November 5, 2019 and bear interest at a rate of 12.5% per annum. Interest on the Investment Note shall be paid in kind (other than with respect to interest payable (i) on or after the maturity date, (ii) in connection with prepayment, or (iii) upon acceleration of the Investment Note, which shall be payable in cash); provided that all interest shall be payable in cash on or after December 31, 2018. The Investment Notes are the unsecured obligation of the Partnership subordinate in right of payment to any of our secured obligations under the Third A&R Revolving Credit Agreement.

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

Distribution Suspension
The board of directors of our General Partner suspended paying a quarterly distribution with respect to the fourth quarter of 2015 and every quarter of 2016 and 2017 to conserve any excess cash for the operation of our business. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders and will continue to evaluate our ability to reinstate the distribution in future periods. More importantly, we are restricted under the terms of the Merger Agreement and the Fifth Amendment from paying a distribution until our Consolidated Total Leverage Ratio is below 5.0. See Notes 2 and 3 to our consolidated financial statements.
Ownership Structure
The following table depicts our ownership structure as of December 31, 2017:

Description	Percentage ownership
Ownership by non-affiliates:
Public common units	27.4%
Southcross Holdings LP's ownership:
Common units	32.8%
Subordinated units	15.1%
Class B Convertible Units	22.7%
General partner interest	2.0%
Total	100.0%
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

•
Continue to enhance the profitability of our existing assets.  We intend to increase the profitability of our existing asset base by identifying new business opportunities such as adding new natural gas supplies to our existing gathering and processing assets and pursuing new supplies of NGLs for our fractionation facilities. We have seen an increase in drilling activity around our South Texas assets since 2016 which we believe will lead to improved opportunities for us.

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

•	Continue cost savings initiatives. We intend to continue to evaluate and implement cost-saving initiatives to improve and generate future cash flows.
Competitive Strengths
We believe that we are well-positioned to execute our business strategies successfully by capitalizing on the following competitive strengths:

•
Strategically located asset base.  The majority of our assets are located in, or within close proximity to, the Eagle Ford Shale region in South Texas, which is one of the most resource-rich drilling regions in the U.S. We operate in Mississippi and Alabama. Also, we believe the growth potential of our South Texas assets coupled with the established, long-lived nature of our Mississippi and Alabama assets provide us with the opportunity to generate growth over the next several years. In addition, all of our assets have access to major natural gas market areas.

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

•
Integrated South Texas midstream value chain.  We provide a comprehensive package of services to natural gas producers and customers including natural gas gathering, processing, treating, compression and transportation and access to NGL fractionation and transportation services. We believe our ability to move natural gas and NGLs from the wellhead to market provides us with several advantages in competing for new supplies of natural gas. Specifically, the integrated nature of our business allows us to provide multiple services related to a single supply of natural gas and take advantage of incremental opportunities that present themselves along the value chain. Providing multiple services to customers also gives us a better understanding of each customer's needs and the marketplace. In addition to the advantages with our producers and customers, our ability to source and transport natural gas to market also allows us to satisfy our commercial and industrial customers' demand for natural gas. We believe all of these factors provide a competitive advantage relative to companies which do not offer this range of midstream services.

•
Experienced management and operating teams.  Our senior executives have worked in several energy companies. Our executive officers have extensive experience in building, acquiring and managing midstream and other energy assets and are focused on optimizing our existing business and expanding our operations through disciplined development and accretive acquisitions. Many of our field operating managers and supervisors have long-standing experience operating our assets.

•
Supportive Sponsors with significant industry expertise.  Our Sponsors are the principal owners of Holdings, which is the owner of our General Partner and the indirect beneficial owner of 54.5% of our common units, and have substantial experience as private equity investors in the energy and midstream sectors. Our Sponsors' investment professionals have deep experience in identifying, evaluating, negotiating and financing acquisitions and investments in the midstream sector. We believe that our Sponsors provide us with strategic guidance, financial expertise and capital support that enhance our ability to grow our asset base and cash flow.

Our Assets and Operations
Our assets consist of gathering systems, intrastate pipelines, two natural gas processing plants, one fractionation facility, 20 compressor stations and a treating system. Our operations are managed as and presented in one reportable segment.
The following tables provide information regarding our assets as of and for the year ended December 31, 2017:

	As of December 31, 2017	Year Ended December 31, 2017
Gathering systems and intrastate pipelines	Miles	Average throughput volumes of natural gas (MMcf/d)
South Texas	2,016	442
Mississippi/Alabama	1,101	166
Total	3,117	608

	As of December 31, 2017	Year Ended December 31, 2017
Processing plants	Approximate design of gas processing capacity (MMcf/d)	Average volume of processed gas (MMcf/d)
Woodsboro	200	132
Lone Star	300	118
Total	500	250

	As of December 31, 2017	Year Ended December 31, 2017
Fractionation plants	Approximate design of fractionation capacity (Bbls/d)	Average volume of NGLs sold from output (Bbls/d)
Bonnie View (1)	22,500	3,380
Total	22,500	3,380

As of December 31, 2017
Field Compression Stations	Approximate design of compression horsepower
Gregory	4,480
Valley Wells Treater	21,100
El Dorado	8,100
Comet	5,400
Lancaster	4,830
Barracuda	4,800
Hornet	2,700
Corvair	2,700
Cyclone	2,700
Oppenheimer	1,300
Urban	500
Scott North	637
Other	2,421
Total	61,668

(1)
During the second quarter of 2017, in an effort to further our cost-saving initiatives, management elected to idle the Bonnie View fractionation facility (“Bonnie View”). As a result, all of our Y-grade product is sold to Holdings in accordance with our affiliate Y-grade sales agreement and is being fractionated at the Holdings’ Robstown fractionation facility (“Robstown”). We plan to utilize Bonnie View as a backup option to the extent Robstown is unable to fractionate our Y-grade product and, therefore, we plan to spend an immaterial amount of capital during 2018 to ensure Bonnie View remains available in the future.

We own equity interests in three joint ventures with Targa Resources Corp. ("Targa") as our joint venture partner. T2 Eagle Ford Gathering Company LLC (“T2 Eagle Ford”), T2 LaSalle Gathering Company LLC (“T2 LaSalle”) and T2 EF Cogeneration Holdings LLC (“T2 Cogen”) operate pipelines and a cogeneration facility located in South Texas. We indirectly own a 50% interest in T2 Eagle Ford, a 50% interest in T2 Cogen and a 25% interest in T2 LaSalle. T2 Cogen operates two gas powered turbines that buy fuel from related parties and charges such parties based on monthly electrical activity. The following table provides information regarding our pipeline joint venture investments, T2 Eagle Ford and T2 LaSalle, for the year ended December 31, 2017:

	As of December 31, 2017
Joint venture pipelines	Miles	Leased Capacity	Average throughput volumes of natural gas (MMcf/d)
Dimmit	49	50%	14
LaSalle	63	25%	166
Choke Canyon	72	50%	203
Residue Header	76	50%	236
Total	260
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
South Texas
The assets in our South Texas region are located between Webb and Dimmit Counties near the Texas-Mexico border. As of December 31, 2017, these assets consisted of approximately 2,016 miles of pipeline ranging in diameter from 2 to 24 inches, our Woodsboro processing plant, our Bonnie View NGL fractionation facility, our Lone Star processing plant, our Valley Wells System and 20 compression stations.
The majority of our pipelines in South Texas feed rich gas from multiple producing fields, including the Eagle Ford Shale, to our processing and NGL fractionation facilities at Lone Star, Woodsboro and Bonnie View. The residue gas pipelines from our processing plants and the remaining pipelines in lean gas service in South Texas are used to serve multiple industrial and electric generation customers, and to deliver gas to a number of intrastate and interstate pipelines. Holdings owns approximately 805 miles of pipeline, most of which is in Frio and LaSalle counties, and the Robstown fractionator ("Robstown") to which all of our South Texas assets are connected.
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
Our Lone Star processing plant is a 300 MMcf/d cryogenic processing plant located in Bee County, Texas, and was acquired from Southcross TS Midstream Services, LP in August 2014. The plant is interconnected with other South Texas rich gas supply basins and Woodsboro via our Bee Line pipeline which was placed into service in 2013.
Our Gregory processing plant was a cryogenic processing plant comprised of two units collectively having a total capacity of 135 MMcf/d, and a fractionator having total capacity of 4,800 BBls/d. This plant processed natural gas from both a local gathering system and from sources elsewhere on our South Texas pipeline systems until we determined, as part of cost-

cutting initiatives, to idle the plant in August 2016. In December 2016, we shut down and converted our Gregory cryogenic processing plant into a compressor station. The natural gas that previously was sent to Gregory has been diverted to our newer, more efficient, Woodsboro plant. The conversion of the Gregory plant resulted in operating expense and capital expense savings. During the year ended December 31, 2017, we sold $2.1 million of the assets associated with Conroe and Gregory. As a result, we recorded an impairment of $1.1 million during the year ended December 31, 2017, to adjust the carrying value of these assets to fair value.
On January 20, 2015, our Gregory processing plant experienced a fire which caused damage to one of our two processing plants, taking all 135 MMcf/d of processing capacity temporarily out of service. In February 2015, we started one of the Gregory plants and operated it until it was permanently idled in August 2016. In December 2016, we reached a settlement related to the Gregory processing plant fire with our insurance carriers. We received the payment of $2.0 million from our insurance carriers in the first quarter of 2017 and recorded a $1.5 million gain related to insurance proceeds received in excess of expenditures incurred to repair Gregory. As stipulated in the Term Loan Agreement (defined in Note 6 to our consolidated financial statements), we used $1.0 million ($2.0 million of proceeds, net of the 2015 insurance deductible of $0.5 million and additional expenditures to repair Gregory of $0.5 million) of the proceeds to make a mandatory prepayment on our term loan.
Our Conroe processing plant and gathering system was a 50 MMcf/d cryogenic natural gas plant. The processing plant and gathering system operated together north of Houston in Montgomery County, Texas to gather and process natural gas. We had a mixture of fixed-fee and percent of proceeds processing contracts with producers, under which the majority of the residue gas from the Conroe plant was returned to the producers for gas lift purposes. We sold the remaining residue gas and NGLs to unaffiliated parties.
We decided to shut down the Conroe facility as part of company-wide, cost-cutting initiatives. On July 29, 2016, we notified our producers that the Conroe plant was going to be shut down by year end. In December 2016, the Conroe plant was shut down and was dismantled as of December 31, 2017.
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
Mississippi and Alabama
The assets in our Mississippi region are located principally in the southern half of the state and comprise the largest intrastate pipeline system in Mississippi. The Mississippi assets consist of approximately 611 miles of pipeline, ranging in diameter from 2 to 20 inches with an estimated design capacity of 345 MMcf/d, and two treating plants. Our system throughput volumes in Mississippi are affected by both on-system gas production volumes and customers' demand for gas. The system has the capability to receive natural gas from three unaffiliated interstate pipelines—Southeast Supply Header, Southern Natural Gas Company and Texas Eastern Company—to supplement supply on the system or to market gas off the system.
The assets in our Alabama region are located in northwest and central Alabama and consist of 490 miles of natural gas gathering and transmission pipelines ranging from 2 to 16 inches in diameter with an estimated design capacity of 375 MMcf/d. The primary gas supply to the system is coal bed methane gas from the Black Warrior Basin with incremental volumes gathered from conventional gas wells. The system receives natural gas from unaffiliated interstate pipelines and services markets along the system.
Competition
The natural gas gathering, compression, processing, transportation and marketing business and the NGL fractionation business are highly competitive. Our competitors include other midstream companies, producers and intrastate and interstate pipelines. Competition for natural gas volumes is based primarily on commercial terms, reliability, service levels, flexibility, access to markets, location, available capacity, connection costs and fuel efficiencies. Our principal competitors are DCP Midstream LLC, Energy Transfer Partners, L.P., Enterprise Products Partners LP, Boardwalk Pipeline Partners, LP, Kinder Morgan Inc. and Targa Resources Corp.
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
Our top ten customers accounted for 46.4% of our revenue for the year ended December 31, 2017. Due to the continued volatility of commodity prices, some of our customers may experience material financial and liquidity issues. For the years ended December 31, 2017 and 2016, we did not experience significant nonpayment for services. We had no allowance for uncollectible accounts receivable at December 31, 2017. We recorded an allowance for uncollectible accounts receivable of $0.1 million at December, 31, 2015 which was written off in 2016.
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
PHMSA issued a separate rule effective on March 24, 2017 that imposes pipeline incident prevention and response measures on pipeline operators. PHMSA also published an advisory bulletin in 2012 providing guidance on verification of records related to pipeline maximum allowable operating pressure. We have performed hydrotests of our facilities to establish the maximum allowable operating pressure and do not expect that any final rulemaking by PHMSA regarding verification of maximum allowable operating pressure would materially affect our operations or revenue. We believe our records relating to allowable maximum operating pressure to be reliable, traceable, verifiable and complete.
Additionally, the National Transportation Safety Board from time to time has recommended that the PHMSA make changes to its rules, including removing an exemption from most safety inspections for natural gas pipelines installed before 1970. While we cannot predict the outcome of proposed legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our operations, particularly by extending more stringent and comprehensive safety regulations (such as integrity management requirements) to pipelines and gathering lines not previously subject to such requirements. Further legislative and regulatory changes may also result in higher penalties for the violation of federal pipeline safety regulations. While we expect any legislative or regulatory changes to allow us time to become compliant with new requirements, costs associated with compliance may have a material effect on our operations. We cannot predict with any certainty at this time the terms of any new laws or rules or the costs of compliance associated with such requirements, but we regularly inspect our pipelines and third parties assist us in interpreting the results of the inspections.
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
Further, exposure to gas containing certain levels of hydrogen sulfide, referred to as sour gas, can be harmful, even fatal, to humans. Some of the gas processed at our sour gas treating and processing facility, as part of the Valley Wells System, contains high levels of hydrogen sulfide. We do not believe that compliance with the applicable federal and state environmental, health and safety laws relating to these and other issues will have a material adverse effect on our business, financial position or results of operations or cash flows.
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
Section 311 Pipelines
Intrastate transportation of natural gas is largely regulated by the state in which such transportation takes place. Several of our intrastate pipeline subsidiaries, Southcross CCNG Transmission Ltd., Southcross Gulf Coast Transmission Ltd., Southcross Mississippi Pipeline, L.P., Southcross Transmission, LP, Southcross Nueces Pipelines LLC and Southcross Alabama Pipeline LLC, also provide certain interstate transportation services. The rates, terms and conditions of such services are subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") under Section 311 of the Natural Gas Policy Act of 1978 ("NGPA"), and Part 284 of FERC's regulations. Pipelines providing certain transportation service under Section 311 are required to provide services on an open and nondiscriminatory basis. The NGPA regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of an interstate natural gas pipeline or a local distribution company or LDC served by an interstate natural gas pipeline. Under Section 311, rates charged for intrastate transportation must be "fair and equitable", and amounts collected in excess of fair and equitable rates are subject to refund with interest. The rates under Section 311 approved by FERC are maximum and minimum rates and we may negotiate discounts at or below such maximum rates (but above the minimum rates) depending on the market. Currently, FERC reviews our rates every five years and such rates may increase or decrease as a result of such reviews. On November 6, 2017, in FERC Docket No. PR18-6-000, Southcross Transmission, LP filed a petition for rate approval and amended statement of operating conditions in accordance with the required rate review. As of January 5, 2018, the rate filing was deemed approved. The next rate review, which is for Southcross Mississippi Pipeline, L.P., occurs in 2019. The terms and conditions of service set forth in the intrastate pipeline's statement of operating conditions are also subject to FERC's review and approval. In the future, should FERC determine not to authorize rates which fully recover our costs of service, our business may be adversely affected. Failure to observe the service limitations applicable to transportation services under Section 311, failure to comply with the rates approved by FERC for Section 311 service, and/or failure to comply with the terms and conditions of service established in the pipeline's FERC-approved statement of operating conditions could result in alteration of jurisdictional status, and/or the imposition of administrative, civil and criminal remedies or sanctions.
Hinshaw Pipelines
Similar to intrastate pipelines, Hinshaw pipelines, by definition, also operate within a single state. We have a Mississippi pipeline segment that is categorized as a Hinshaw pipeline. Also, similar to pipelines operating under Section 311 of the NGPA, Hinshaw pipelines can receive gas that originates from outside their state without becoming subject to the jurisdiction of FERC under the Natural Gas Act ("NGA"). Specifically, Section 1(c) of the NGA exempts from FERC's NGA jurisdiction those pipelines that transport gas in interstate commerce if (1) they receive natural gas at or within the boundary of a state, (2) all the gas is consumed within that state and (3) the pipeline is regulated by a state commission. Following the enactment of the NGPA, FERC issued Order No. 63 authorizing Hinshaw pipelines to apply for authorization to transport natural gas in interstate commerce in the same manner as intrastate pipelines operating pursuant to Section 311 of the NGPA. Hinshaw pipelines frequently operate pursuant to blanket certificates to provide transportation and sales service under FERC's regulations.
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
State Utility Regulation
Some of our operations in Texas are specifically subject to the Texas Gas Utility Regulatory Act, as implemented by the Railroad Commission of Texas ("RRC"). Generally, the RRC has authority to ensure that rates charged for natural gas sales or transportation services are just and reasonable. Our gas utilities, Southcross CCNG Gathering Ltd., Southcross CCNG Transmission Ltd. and Southcross Gulf Coast Transmission Ltd., Southcross Nueces Pipelines LLC, FL Rich Gas Utility and

Southcross Transmission, LP are required to file gas tariffs and Southcross NGL Pipeline Ltd. has filed NGL tariffs with the RRC.
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
Sales of Natural Gas and NGLs
The transportation of natural gas in interstate commerce is regulated by FERC under the NGA, the NGPA and regulations issued under those statutes and the transportation of NGLs in interstate commerce is regulated by FERC under the Interstate Commerce Act. Historically the price, terms and conditions of the sale of natural gas at wholesale in interstate commerce was regulated by FERC, but the sale of NGLs was not regulated. Deregulation of wellhead natural gas sales began with the enactment of the NGPA and culminated in adoption of the Natural Gas Wellhead Decontrol Act which removed all price controls affecting wellhead sales of natural gas effective January 1, 1993.
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
As discussed above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting interstate transportation of natural gas and those initiatives may also affect the intrastate transportation of natural gas both directly and indirectly.
Anti-terrorism Measures
The Department of Homeland Security Appropriation Act of 2007 requires the Department of Homeland Security (the "DHS") to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present "high levels of security risk." The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to this act and, on November 20, 2007, further issued an Appendix A to the interim rules that establishes chemicals of interest and their respective threshold quantities that will trigger compliance with these interim rules. On July 20, 2016, DHS published a Final Rule outlining DHS’s tiering methodology to incorporate relevant elements of risk used to identify high risk facilities. Covered facilities that are determined by DHS to pose a high level of security risk are required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, record-keeping and protection of chemical-terrorism vulnerability information. Two of our facilities (the Gregory and Woodsboro plants) have more than the threshold quantity of listed chemicals; therefore, a "Top Screen" evaluation was submitted to the DHS. The DHS reviewed this information and determined that none of the facilities are considered high-risk chemical facilities.
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
Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties and pursuit of injunctive relief. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where substances, hydrocarbons or wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other materials into the environment.
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
Oil Pollution Act
In 1991, the EPA adopted regulations under the Oil Pollution Act (the "OPA"). These oil pollution prevention regulations, as amended several times since their original adoption, require the preparation of a Spill Prevention Control and Countermeasure ("SPCC") plan for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the U.S. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific spill prevention plan, which details how a facility's operations comply with the requirements. To be in compliance, the facility's SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intrafacility piping), inspections and records, security, and training. Most importantly, the facility must fully implement the SPCC plan and train personnel in its execution. We believe that none of our facilities is materially adversely affected by such requirements.
Air Emissions
Our operations are subject to the federal Clean Air Act (the "CAA"), and comparable state and local laws and regulations. These laws and regulations regulate emissions of air pollutants from various emission sources, including our compressor stations and processing plants, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We and our customers may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements.
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
On April 17, 2012, the EPA approved final rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. This rule addresses emissions of various pollutants frequently associated with oil and natural gas production and processing activities. For new or reworked hydraulically-fractured gas wells, the final rule requires controlling emissions through flaring until 2015, when the rule requires the use of reduced emission, or "green", completions. The rule also established specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants and certain other equipment. On August 5, 2013, the EPA finalized updates to the 2012 performance standards for emissions of volatile organic compounds (“VOCs”) from storage tanks used in oil and natural gas production and transmission, which, among other things, adjusted reporting requirements and phased in the date by which storage tanks must install VOC controls. On June 3, 2016, the EPA published additional regulations to control emissions of methane and VOCs from various oil and natural gas operations, although on June 16, 2017, the EPA proposed to stay for 2 years certain requirements in the final rule including those relating to fugitive emissions requirements, well site pneumatic pump requirements, and requirements for certification of closed vent systems by a professional engineer. Litigation continues regarding the rules and stays. Compliance with these rules, if they are not stayed, could result in additional costs, including increased capital expenditures and operating costs, for us and our customers which may adversely impact our business.
Water Discharges
The Federal Water Pollution Control Act (the "Clean Water Act"), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as waters of the U.S. and impose requirements affecting our ability to conduct construction activities in waters and wetlands. In May 2015, the EPA issued a final rule that attempts to clarify the federal jurisdictional reach over waters of the U.S., but this rule has been stayed nationwide by the U.S. Sixth Circuit Court of Appeals. On January 13, 2017, the U.S. Supreme Court agreed to review the Sixth Circuit’s finding that it has jurisdiction to hear challenges to the rule. In addition, in June 2017, the EPA and U.S. Army Corps of Engineers proposed a rule to rescind the May 2015 rule, and re-codify the regulatory test that existed prior to 2015 regarding the definition of “Waters of the United States.” To the extent, if at all, the May 2015 rule becomes effective, and thus expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require us to monitor and sample the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. We believe that compliance with existing permits and compliance with foreseeable new permit requirements under the Clean Water Act and state counterparts will not have a material adverse effect on our business, financial condition, results of operations or cash flow.
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
Climate Change
The EPA has adopted regulations under existing provisions of the CAA that require certain large stationary sources to obtain Prevention of Significant Deterioration ("PSD") pre-construction permits and Title V operating permits for greenhouse gas ("GHG") emissions which does not currently apply to our facilities. In addition, in September 2009, the EPA issued a final rule requiring the monitoring and reporting of GHG emissions from certain large GHG emissions sources. Our Gregory, Woodsboro, Bonnie View, Lone Star and El Dorado facilities are or will be required to report under this rule. This reporting rule was expanded in November 2010 to include petroleum and natural gas facilities, including certain natural gas transmission compression facilities, and again in October 2015 to include onshore petroleum and natural gas gathering and boosting activities and natural gas transmission pipelines. We have submitted the reports required under the reporting rule on a timely basis and have adopted procedures for future required reporting. In addition, on June 3, 2016, the EPA issued published regulations to control emissions of methane, a GHG, and VOCs from various oil and natural gas operations, although on June 16, 2017, the EPA proposed to stay for 2 years certain requirements in the final rule. Litigation continues regarding the rules and the stays. Compliance with these rules, if they are not stayed, could result in additional costs, including increased capital expenditures and operating costs, for us and our customers which may adversely impact our business.
While Congress has from time to time considered legislation to reduce emissions of GHGs, the prospect for adoption of significant legislation at the federal level to reduce GHG emissions is perceived to be low at this time. Several states have implemented programs to reduce and/or monitor GHG emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, including our current or future customers, which could thereby reduce demand for our midstream services.
In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce GHG emissions (the “Paris Agreement”). On June 1, 2017, however, President Trump announced that the United States would withdraw from the Paris Agreement unless it could re-enter on more favorable terms. We continue to monitor the international efforts to address climate change. To the extent the United States and other countries implement the Paris Agreement, or a replacement accord, or impose other climate change regulations on the oil and gas industry, it could have an adverse direct or indirect effect on our business.
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
Finally, increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events, and effects upon sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our operations and those of our customers, have the potential to be affected adversely. Potential adverse effects could include disruption of our activities, including, for example, damages to our facilities from powerful winds or floods, or increases in our costs of operation or reductions in the efficiency of our operations, as well as potentially increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the operations of our customers, and the service companies or suppliers with whom we have a business relationship. Our operations along the Gulf Coast are vulnerable to operational and structural damages resulting from hurricanes and other severe weather systems and our insurance may not cover all associated losses. We are taking steps to mitigate physical risks from storms, but no assurance can be given that future storms will not have a material adverse effect on our business.
Employees
Currently, we do not have any employees. We rely solely on officers and employees of our General Partner to operate and manage our business. Our General Partner employed 214 full-time employees as of December 31, 2017. None of these employees are covered by collective bargaining agreements, and our General Partner considers its employee relations to be good.
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
Risks Related to Our Business
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our General Partner, to enable us to reinstate paying the minimum quarterly distribution, or any distribution, to our unitholders.
We may not have sufficient cash from operations, following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our General Partner, each quarter to enable us to reinstate the minimum quarterly distribution. For example, in January 2016 the board of directors of our General Partner suspended paying a quarterly distribution with respect to the fourth quarter of 2015 and every quarter of 2016 and 2017 and instead, based on current conditions, to conserve any excess cash for the operation of our business. Additionally, we currently have restrictions on paying a cash distribution until our Consolidated Total Leverage Ratio is below 5.0 to 1.0. Finally, the Merger Agreement restricts us from paying distributions at this time. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders and will continue to evaluate the Partnership's ability to reinstate the distribution in future periods. Our decision to reserve all of our cash on hand for allowed purposes and not distribute it may significantly impact our unitholders, as well as our business and operations. The market value of our units may remain depressed or decline further unless and until we resume a distribution. In addition, refinancing or restructuring of our debt may require us to accept covenants that may restrict our ability to reinstate distributions. External perceptions of the health of our business and our liquidity also may be impacted, which could limit further our ability to access capital markets, cause our vendors to tighten our credit terms and cause a strain in our relationship with customers and other business partners. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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
Natural gas, crude oil and NGL prices have been negatively affected by a combination of factors, including weakening demand, increased production, the decision by the Organization of Petroleum Exporting Countries to keep production levels unchanged and a strengthening in the U.S. dollar relative to most other currencies. Given the historical volatility of crude oil prices, there remains a risk that prices could further deteriorate due to increased domestic production, slowing economic growth rates in various global regions and/or the potential for significant supply and demand imbalances.

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
A significant percentage of our revenue is attributable to a relatively limited number of customers. Our top ten customers accounted for 46.4% of our revenue for the year ended December 31, 2017. We have gathering, processing, transportation and/or sales contracts with each of these customers of varying duration and commercial terms. If we are unable to renew our contracts with one or more of these customers on favorable terms, we may not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In addition, many of our customers are oil and gas companies that are facing liquidity constraints in light of the current commodity price environment and may be disproportionately affected by such constraints as compared to larger, better capitalized companies. This concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be affected similarly by prolonged changes in economic and industry conditions. If a significant number of our customers experience a prolonged business decline or disruptions or enter into bankruptcy, we will incur increased exposure to credit risk and bad debts. Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our revenue, gross operating margin, cash flows and our ability to make cash distributions to our unitholders. In any of these situations, our revenue, gross operating margin, cash flows and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to concentrated risk of nonpayment or nonperformance to continue as long as we remain substantially dependent on a relatively limited number of customers for a substantial portion of our revenue.
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

If we are unable to make accretive acquisitions from Holdings or third parties whether because we are (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (ii) unable to obtain financing for these acquisitions on economically acceptable terms because our revolving credit facility restricts us from making acquisitions, (iii) outbid by competitors or (iv) for any other reason, then our future growth and ability to increase cash distributions could be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per unit basis. Under the terms of the Merger Agreement, we are restricted from making acquisitions at this time.
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
As of December 31, 2017, we had total principal indebtedness of $548.6 million, comprised of $429.1 million related to our term loan and $119.5 million (including outstanding letters of credit) related to our revolving credit facility, which had $15.5 million remaining in unused borrowing capacity. Our future level of debt could have important consequences to us, including the following:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	our funds available for operations, future business opportunities and cash distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally;

•	our flexibility in responding to changing business and economic conditions may be limited; and

•	its effect on the going concern ("Going Concern") issue past the next twelve months as we will not be in compliance with our consolidated total leverage ratio set at 5.0 to 1.0.
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
For a complete description of long-term debt, see Note 6 to our consolidated financial statements.
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

Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain alternative financing could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. Any failure to make scheduled payments of interest and principal on our outstanding indebtedness could harm our ability to incur additional indebtedness on acceptable terms. For example, as discussed in Note 2, we do not expect to be in compliance with the Consolidated Total Leverage Ratio (as defined in the Fifth Amendment) at March 31, 2019 which begins the uncertainty of our ability to continue as a going concern as early as the end of the first quarter of 2018. As a result, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable (which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements), the lenders under our Senior Credit Facilities, as defined in Note 6 to our consolidated financial statements, could terminate their commitments to loan money, and the lenders could foreclose against our assets securing their borrowings and we could be forced into bankruptcy or liquidation. If the amounts outstanding under our Senior Credit Facilities or any of our other indebtedness were to be accelerated, we cannot assure you that the value of our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. Based upon the Partnership's financial forecast, the Fifth Amendment, as well as the $15.0 million provided by the Sponsors in exchange for senior unsecured notes of the Partnership, we believe management's executed plans provide the Partnership with sufficient liquidity to fund future operations through at least twelve months from the date that our 2017 financial statements were issued.
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
The EPA has adopted regulations under existing provisions of the CAA that require certain large stationary sources to obtain PSD pre-construction permits and Title V operating permits for GHG emissions, which does not currently apply to our facilities. In addition, in September 2009, the EPA issued a final rule requiring the monitoring and reporting of GHG emissions from certain large GHG emissions sources. Our Gregory, Woodsboro, Bonnie View, Lone Star and El Dorado facilities are or will be required to report under this rule. This reporting rule was expanded in November 2010 to include petroleum and natural gas facilities, including certain natural gas transmission compression facilities, and again in October 2015 to include onshore petroleum and natural gas gathering and boosting activities and natural gas transmission pipelines. We have submitted the reports required under the reporting rule on a timely basis and have adopted procedures for future required reporting. In addition, on June 3, 2016, the EPA published regulations to control emissions of methane, a GHG, and VOCs from various oil and natural gas operations, although on June 16, 2017, the EPA proposed to stay for 2 years certain requirements in the final rule. Litigation continues regarding the rules and the stays. Compliance with these rules, if they are not stayed, could result in additional costs, including increased capital expenditures and operating costs, for us and our customers which may adversely impact our business.
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
In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce GHG emissions (the "Paris Agreement"). On June 1, 2017, however, President Trump announced that the United States would withdraw from the Paris Agreement unless it could re-enter on more favorable terms. We continue to monitor the international efforts to address climate change. To the extent the United States and other countries implement this agreement or impose other climate change regulations on the oil and gas industry, it could have an adverse direct or indirect effect on our business.
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

Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events, and effects upon sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our operations and those of our customers, have the potential to be adversely affected. Potential adverse effects could include disruption of our activities, including, for example, damages to our facilities from powerful winds or floods, or increases in our costs of operation or reductions in the efficiency of our operations, as well as potentially increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the operations of our customers, and the service companies or suppliers with whom we have a business relationship. Due to their location, our operations along the Gulf Coast are vulnerable to operational and structural damages resulting from hurricanes and other severe weather systems and our insurance may not cover all associated losses. We are taking steps to mitigate physical risks from storms, but no assurance can be given that future storms will not have a material adverse effect on our business.
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
Furthermore, a number of public and private studies are underway regarding the connection, if any, between the disposal of waste water associated with hydraulic fracturing and observed seismicity in the vicinity of such disposal operations. Several states, municipalities and local regulatory bodies have also proposed or adopted, or are considering, legislative or regulatory restrictions on hydraulic fracturing, including in some cases by imposing moratoria on hydraulic fracturing or regarding permitting, casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations. We cannot predict whether any other legislation will be enacted and if so, what its provisions would be. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and prohibitions for producers who drill near our pipelines. This could reduce the volumes of natural gas available to move through our gathering systems which could materially and adversely affect our revenue and results of operations.
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
Intrastate natural gas transportation facilities that do not provide interstate transmission services, and natural gas gathering facilities, are exempt from the jurisdiction of FERC under the NGA. Although FERC has not made any formal determinations with respect to any of our facilities, we believe that our intrastate natural gas pipelines and related facilities that are not engaged in providing interstate transmission services are engaged in exempt gathering and intrastate transportation and, therefore, are not subject to FERC jurisdiction. We also believe that our natural gas gathering pipelines meet the traditional tests that FERC has used to determine if a pipeline is a gathering pipeline and is therefore not subject to FERC’s jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and, over time, FERC’s policy for determining which facilities it regulates has changed. In addition, the distinction between FERC-regulated transmission facilities, on the one hand, and intrastate transportation and gathering facilities, on the other, is a fact-based determination made by FERC on a case-by-case basis. If FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs and, depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the rate established by FERC.
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
In addition, many states, including the states in which we operate, have adopted regulations similar to existing DOT regulations for intrastate pipelines. Although many of our pipeline facilities fall within a class that is currently not subject to these requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with our non-exempt pipelines, particularly in South Texas. We have incurred costs of approximately $0.9 million and $0.8 million during the years ended December 31, 2017 and 2016, respectively, in order to complete the testing required by existing DOT regulations and their state counterparts. This expenditure included all costs associated with repairs, remediations, preventative and mitigating actions related to the 2017 and 2016 testing programs.
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

In February 2017, the U.S. President ordered the Secretary of the U.S. Treasury to review certain existing rules and regulations, such as those promulgated under the Dodd-Frank Act; however, the implications of that review are not yet known and none of the rules and regulations promulgated under the Dodd-Frank Act have been modified or rescinded as of the date of this report. Given the uncertainty associated with both the results of the existing Dodd-Frank Act requirements and the manner in which additional provisions of the Dodd-Frank Act will be implemented by various regulatory agencies and through regulations, the full extent of the impact of such requirements on our operations is unclear. Accordingly, the changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations and to make cash distributions to our unitholders.
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
Our ability to operate our business and implement our strategies will depend on our General Partner's continued ability to attract and retain highly skilled management personnel with midstream natural gas industry experience. Competition for these persons in the midstream natural gas industry is intense. Given our size, we may be at a disadvantage, relative to our larger competitors, in the competition for these personnel. We may not be able to continue to employ senior executives and key personnel or attract and retain qualified personnel in the future. Our failure to retain or attract senior executives and key personnel could have a material adverse effect on our ability to operate our business effectively.
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
We are required to disclose changes made in our internal control and procedures on a quarterly basis and make an annual assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, our independent registered public accounting firm is not required to attest annually to the effectiveness of our internal control over financial reporting.
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
There were 22,122,113 publicly traded common units as of December 31, 2017. In addition, Holdings owned 26,492,074 common units, 12,213,713 subordinated units and 18,335,181 Class B Convertible Units as of December 31, 2017. You may not be able to resell your common units at or above your acquisition price. Additionally, a lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.
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
While our Partnership Agreement requires us to distribute all of our available cash, our Partnership Agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our Partnership Agreement generally may not be amended during the subordination period without the approval of a majority our public common unitholders. However, our Partnership Agreement can be amended with the consent of our General Partner and the approval of a majority of the outstanding common units (including common units held by affiliates of our General Partner) after the subordination period has ended. As of February 23, 2018, Holdings, the 100% owner of our General Partner, owned, indirectly, 54.5% of the outstanding common units, 100% of our outstanding subordinated units and 100% of our outstanding Class B Convertible Units.
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
Our unitholders are currently unable to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding limited partner units voting together as a single class is required to remove our General Partner. As of February 23, 2018, Holdings indirectly owns an approximate 72.2% limited partner interest in us. Also, if our General Partner is removed without cause during the subordination period and units held by our General Partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our General Partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our General Partner liable for actual fraud or willful misconduct in its capacity as our General Partner. Cause does not include most cases of charges of poor management of the business, so the removal of our General Partner because of the unitholder’s dissatisfaction with our General Partner’s performance in managing us will most likely result in the termination of the subordination period and the conversion of all subordinated units to common units

Our Partnership Agreement restricts the voting rights of unitholders owning 20% or more of our common units.
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
Subject to the terms of the Merger Agreement, we may issue additional units without your approval, which would dilute your existing ownership interests. For example, in connection with the Fifth Amendment, our parent made a $17 million contribution to us to pay down the outstanding balance under the Third A&R Revolving Credit Agreement and for general corporate purposes, in exchange for 11,486,486 common units, which diluted the common unitholders.
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
As of February 23, 2018, Holdings held an aggregate of 26,492,074 common units, 12,213,713 subordinated units and 18,656,071 Class B Convertible Units. All of the subordinated units will convert into common units at the end of the subordination period. The Class B Convertible Units will convert into common units when we make a distribution for any quarter to holders of common units equal to or more than $0.44 per common unit, when we generate class B distributable cash flow, and paid, the declared distribution on all outstanding units for the two prior quarters, and when we forecast paying a distribution equal to or more than $0.44 per outstanding unit from forecasted class B distributable cash flow on all outstanding units for the next two quarters. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
Our General Partner has a limited call right that may require you to sell your units at an undesirable time or price.
If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of February 23, 2018, Holdings owned 54.5% of our 48,623,615 outstanding common units. At the end of the subordination period and following the conversion of the Class B Convertible Units, assuming no additional issuances of common units (other than upon the conversion of the subordinated units and the Class B Convertible Units), Holdings will own approximately 72.2% of our outstanding common units.

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
We may be unable to grow through the acquisitions of current or future assets of Holdings, which could limit our ability to maintain or increase distributions to our unitholders. Under the terms of the Merger Agreement, we are restricted from making acquisitions at this time.
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
No assurances can be made that we will in fact be able to continue to comply and that our common units will remain listed on the New York Stock Exchange ("NYSE"). If our common units are delisted from the NYSE, such delisting could negatively impact the market price of our common units, reduce the number of investors willing to hold or acquire our common units, and limit our ability to issue additional securities or obtain additional financing in the future, and might negatively impact our reputation and, as a consequence, our business.
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
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce our cash available for distribution to our unitholders. Therefore, if we were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
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
The effects of the budget reconciliation act commonly referred to as the Tax Cuts and Jobs Act (hereinafter, “Tax Cuts and Jobs Act”) on our business have not yet been fully analyzed and could have an adverse effect on our net income.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and made significant changes to the U.S. Internal
Revenue Code. Such changes include a reduction in the corporate and individual tax rates and limitations on certain deductions and credits, among other changes. Certain of these changes could have a negative impact on our business. In addition, adverse changes in the underlying profitability and financial outlook of our operations or changes in tax law could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations. We are in the process of analyzing the Tax Cuts and Jobs Act and its possible effects on us.

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
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we expect to elect to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that we will be able to do so (and will choose to do so) under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year. If we are unable (or otherwise fail to choose) to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.
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

Risks Relating To The Merger

AMID and the Partnership may be unable to obtain the regulatory clearances required to complete the Merger or, in order to do so, AMID and the Partnership may be required to comply with material restrictions or satisfy material conditions.
AMID and the Partnership received early termination of the applicable waiting period under the HSR Act on December 8, 2017. The Merger may still be reviewed under antitrust statutes of other governmental authorities, including by state regulatory authorities such as the MPSC. The closing of the Merger is subject to the condition that there is no law, injunction, judgment or ruling by a governmental authority in effect enjoining, restraining, preventing or prohibiting the Merger. We can provide no assurance that all required regulatory clearances will be obtained. If a governmental authority asserts objections to the Merger, AMID or the Partnership may be required to divest assets in order to obtain antitrust clearance. There can be no assurance as to the cost, scope or impact of the actions that may be required to obtain antitrust or other regulatory approval. If we take such actions, it could be detrimental to us. These conditions or changes could also delay or materially and adversely affect our results of operations, financial condition, and cash flow.
State attorneys general could seek to block or challenge the Merger as they deem necessary or desirable in the public interest at any time, including after completion of the Transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the Merger, before or after it is completed. We may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
The Mississippi Public Services Commission (“MPSC”) requires that when a company proposes a change of control of a certificate of public convenience and necessity (“CPCN”), the company must obtain an order from the MPSC approving the sale and transfer of the CPCN. Southcross Mississippi Industrial Gas Sales, L.P., an indirect subsidiary of the Partnership, has a CPCN that, subject to the approval of the MPSC, will be transferred in connection with the Transaction. The MPSC could decide not to issue an order authorizing the transfer of the CPCN. Moreover, there is no guarantee that, if granted, such order will be granted in a timely manner or will be free from potentially burdensome conditions.

In the event that the Merger Agreement is terminated prior to the completion of the Merger, we could incur significant transaction costs that could materially impact its financial performance and results of operations.
We will incur significant transaction costs, including legal, accounting, financial advisory, filing, printing, and other costs relating to the Merger. The Merger Agreement provides that upon termination of the Merger Agreement under certain specified circumstances, we will be required to pay all of the reasonable documented out-of-pocket expenses incurred by AMID in connection with the Merger Agreement and the transactions contemplated thereby up to a maximum amount of $500,000. In addition, if the Merger Agreement is terminated due to an adverse recommendation change by the Board of Directors of our General Partner having occurred, we may be required to pay AMID a termination fee of $2 million, less any expenses previously paid by the Partnership. We will also be required to pay AMID a termination fee in the event that we enter into an agreement with respect to an alternative proposal within 12 months after the date that the Merger Agreement is terminated for certain reasons if such alternative proposal was publicly proposed prior to the special meeting of our unitholders called with respect to the Merger or prior to the termination of the Merger Agreement in the event that such special meeting never occurred. Any fees due as a result of termination could have a material adverse effect on our results of operations, financial condition, and cash flows.
We may have difficulty attracting, motivating and retaining executives and other employees in light of the Merger.
Uncertainty about the effect of the Merger on our employees may have an adverse effect on us. This uncertainty may impair our ability to attract, retain and motivate personnel until the Merger is completed. Employee retention and recruitment may be particularly challenging prior to the completion of the Merger, as current and prospective employees may experience uncertainty about their future roles with the Partnership. In addition, we may have to provide additional compensation in order to retain employees. If key employees depart or fail to accept employment with the Partnership or our subsidiaries due to the uncertainty and difficulty of integration or a desire not to remain with us, our results of operations, financial condition, and cash flows could be adversely affected.
We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business and operations.
In connection with the pending Merger, it is possible that some customers, suppliers and other persons with whom we have business relationships may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger, which could negatively affect our revenues, earnings and cash available for distribution, as well as the market price of our common units, regardless of whether the Merger is completed.

In addition, the Merger Agreement restricts us and our subsidiaries, without AMID’s consent, from taking specified actions until the Merger occurs or the Merger Agreement is terminated, including, without limitation: (i) making certain acquisitions and dispositions of assets or property; (ii) exceeding certain capital spending limits; (iii) incurring certain forms of indebtedness; (iv) issuing equity or equity equivalents; and (v) making distributions. These restrictions may prevent us from pursuing otherwise attractive business opportunities or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. Such limitations could negatively affect our businesses and operations prior to the completion of the Merger.
Furthermore, we expect that matters relating to the Merger and integration-related issues will place a significant burden on management, employees, and internal resources, which could otherwise have been devoted to other business opportunities. The diversion of management time on Merger-related issues could affect our financial results.
We are subject to litigation related to the proposed Merger.
In connection with the proposed Merger, purported unitholders of the Partnership have filed putative unitholder class action lawsuits against the Partnership, the Board of Directors of our General Partner and AMID, among others. Among other remedies, the plaintiffs seek to enjoin the transactions contemplated by the Merger Agreement, including the Merger. It is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the Merger or seek monetary relief from the Partnership. We are not able to predict the outcome of these actions, or others, nor can we predict the amount of time and expense that will be required to resolve the actions. An unfavorable resolution of any such litigation surrounding the proposed Merger could delay or prevent the consummation of the Merger. In addition, the cost to the Partnership of defending the actions, even if resolved in our favor, could be substantial. Such actions could also divert the attention of our management and resources from day-to-day operations.

Failure to complete the Merger could negatively impact the market price of our common units.
Failure to complete the Merger may negatively impact the future trading price of our common units. If the Merger is not completed, the market price of our common units may decline to the extent that the current market price of our common units reflects a market assumption that the Merger will be completed. Additionally, if the Merger is not completed, we will have incurred significant costs, as well as the diversion of the time and attention of management. A failure to complete the Merger may also result in negative publicity, litigation against the Partnership or our directors and officers, and a negative impression of the Partnership in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations, financial condition, cash flows, and our unit price.
The Merger is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect the trading prices of AMID Common Units and our Common Units and our future business and financial results of AMID and SXE.
The completion of the Merger is subject to a number of conditions. The completion of the Merger is not assured and is subject to risks, including the risk that approval of the Merger by our unitholders or by governmental agencies is not obtained or that other closing conditions are not satisfied. If the Merger is not completed, or if there are significant delays in completing the Merger, the trading prices of AMID common units and our common units and the respective future business and financial results of AMID and us could be negatively affected, and each of them will be subject to several risks, including the following:
• the parties may be liable for damages to one another under the terms and conditions of the Merger Agreement;
•negative reactions from the financial markets, including declines in the price of AMID common units or our common units due to the fact that current prices may reflect a market assumption that the Merger will be completed;
•and the attention of AMID’s and our management will have been diverted to the Merger rather than each organization’s own operations and pursuit of other opportunities that could have been beneficial to that organization.
The Merger will not occur if the conditions to closing the Contribution under the Contribution Agreement, including AMID refinancing our indebtedness, are not satisfied and the closing of the Contribution does not occur or if the Contribution Agreement is otherwise terminated.
It is a condition to the closing of the Merger under the terms of the Merger Agreement that the Contribution will have closed in accordance with the Contribution Agreement. Additionally, the Merger Agreement will terminate automatically, and the Merger will not occur, if the Contribution Agreement is terminated. The completion of the Contribution is subject to a number of conditions, is not assured and is subject to risks, including the risk that approval by governmental agencies is not obtained or that other closing conditions are not satisfied. Additionally, Holdings may not be able to force AMID to complete the Contribution if AMID has not obtained sufficient financing to make the cash payments required to be made at the closing of the Contribution, including for the refinancing of our indebtedness, in which case AMID may be required under certain circumstances to pay a reverse termination fee of $17 million to Holdings. AMID does not have in place committed financing sufficient to make the payments at the closing of the Contribution, and there can be no assurances that AMID will be able to obtain such financing on acceptable terms or at all. Any such failure to obtain financing would likely result in the termination of the Contribution Agreement and Merger Agreement and the failure to complete the Merger.

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

Item 3.    Legal Proceedings
In connection with the Merger, as of February 23, 2018, five putative class actions have been filed in the United States District Court for the Northern District of Texas. The actions were filed against multiple, different entities and individuals, including by way of example only and among others, the Partnership, our General Partner, Southcross Holdings, Holdings GP, AMID, AMID Merger Sub, and certain former and current members of our executive management and the Board of Directors of our General Partner.
The complaints generally allege, among other things, that the registration statement on Form S-4 (file no. 333-222501) is false and materially misleading and that the defendants have violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. Generally, the complaints seek class certification, injunctive relief, damages, declaratory relief, and attorney’s fees and court costs.
The five actions filed in the United States District Court for the Northern District of Texas are captioned as follows:

•
Robinson Iglesias v. Southcross Energy Partners, L.P., Southcross Energy Partners GP, LLC, Southcross Holdings LP, Southcross Holdings GP LLC, Bruce A. Williamson, David W. Biegler, Andrew A. Cameron, Nicholas J. Caruso, Jason H. Downie, Wallace Henderson, Jerry W. Pinkerton, Cherokee Merger Sub LLC, and American Midstream Partners, LP, Civil Action No. 3:18-cv-00158-N.

•
Anthony Franchi v. Southcross Energy Partners, L.P., Southcross Energy Partners GP, LLC, Bruce A. Williamson, David W. Biegler, Andrew A. Cameron, Nicholas J. Caruso, Jr., Jason H. Downie, Jerry W. Pinkerton, Randall S. Wade, American Midstream Partners, LP, American Midstream Partners GP, LLC, and Cherokee Merger Sub LLC, Civil Action No. 3:18-cv-00179-D.

•
Adrian Marshall v. Southcross Energy Partners, L.P., Southcross Energy Partners GP, LLC, Southcross Holdings LP, Southcross Holdings GP LLC, Bruce A. Williamson, David W. Biegler, Andrew A. Cameron, Nicholas J. Caruso, Jr., Jason H. Downie, Jerry W. Pinkerton, Randall S. Wade, Bret M. Allan, AmericanMidstream Partners, LP, and Cherokee Merger Sub LLC, Civil Action No. 3:18-cv-00272-D.

•
Kristin Doller v. Southcross Energy Partners, L.P., Southcross Energy Partners GP, LLC, Southcross Holdings LP, Southcross Holdings GP LLC, David W. Biegler, Andrew A. Cameron, Nicholas J. Caruso, Jr., Jason H. Downie, Jerry W. Pinkerton, Randall S. Wade, and Bruce A. Williamson, Civil Action No. 3:18-cv-00291-N.

•
Robert Johnson v. Southcross Energy Partners, L.P., Southcross Energy Partners GP, LLC, Southcross Holdings LP, Southcross Holdings GP LLC, Bruce A. Williamson, David W. Biegler, Andrew A. Cameron, Nicholas J. Caruso, Jr., Jason H. Downie, Jerry W. Pinkerton, Randall S. Wade, Civil Action No. 3:18-cv-00289-C

Please refer to Note 7 of our consolidated financial statements included in this Form 10-K for a description of our legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Market Information
Our common units are listed on the NYSE under the symbol "SXE." The table below sets forth the high and low sales prices of our common units and the per unit distributions declared since January 1, 2015. The last reported sale price of our common units on the NYSE on February 23, 2018 was $1.77. Distributions are recorded when paid.

	Unit Prices		Distributions per common unit
Period	High	Low		Payment date
Fourth Quarter 2017	$2.45	$1.50	(a)	(a)
Third Quarter 2017	3.19	2.02	(a)	(a)
Second Quarter 2017	4.74	2.50	(a)	(a)
First Quarter 2017	3.70	1.20	(a)	(a)
Fourth Quarter 2016	1.65	1.10	(a)	(a)
Third Quarter 2016	2.10	1.32	(a)	(a)
Second Quarter 2016	3.65	1.02	(a)	(a)
First Quarter 2016	3.73	0.38	(a)	(a)

(a)    We did not pay quarterly distributions with respect to these quarters.
As of February 23, 2018, there were 3 holders of record, approximately 5,250 beneficial owners of our common units and 48,623,615 common units outstanding. As of February 23, 2018, we have issued 12,213,713 subordinated units, 18,656,071 Class B Convertible Units and 1,622,314 general partner units, for which there is no established trading market.
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
Minimum Quarterly Distribution.    Commencing with the fourth quarter of 2012, we made quarterly distributions to the holders of our common units and, until the third quarter of 2014, to the holders of our subordinated units of $0.40 per unit, or $1.60 on an annualized basis (with the first such distribution being prorated). There is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our General Partner, taking into consideration the terms of our Partnership Agreement and requirements under our Credit Facility (as defined below). Beginning with the third quarter of 2014, until such time that we have a ratio of distributable cash flow divided by cash distributions (“Distributable Cash Flow Ratio”) of at least 1.0, Holdings, the indirect holder of our subordinated units, has waived the right to receive distributions on any subordinated units that would cause the Distributable Cash Flow Ratio to be less than 1.0. More importantly, the First Amendment and the Fifth Amendment (defined in Note 6 to the consolidated financial statements) imposed additional restrictions on our ability to declare and pay quarterly cash distributions with respect to our subordinated units.
Distribution Suspension
The board of directors of our General Partner suspended paying a quarterly distribution with respect to the fourth quarter of 2015 and every quarter of 2016 and 2017 to conserve any excess cash for the operation of our business. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders and will continue to evaluate our ability to reinstate the distribution in future periods. More importantly, we are restricted under the Fifth Amendment from paying a distribution until our Consolidated Total Leverage Ratio is below 5.0. See Notes 2 and 3 to our consolidated financial statements.
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
Southcross Energy Partners, L.P. (the "Partnership," "Southcross," "we," "our" or "us") is a Delaware limited partnership. Our common units are listed on the New York Stock Exchange under the symbol "SXE." We are a master limited partnership, headquartered in Dallas, Texas, that provides natural gas gathering, processing, treating, compression and transportation services and access to NGL fractionation and transportation services. We also source, purchase, transport and sell natural gas and NGLs. Our assets are located in South Texas, Mississippi and Alabama and include two gas processing plants, one fractionation facility and gathering and transportation pipelines.
On August 4, 2014, Southcross Energy LLC, a Delaware limited liability company and the predecessor of the Partnership, and TexStar Midstream Services, LP, a Texas limited partnership combined pursuant to a Contribution Agreement in which Southcross Holdings LP, a Delaware limited partnership (“Holdings”) was formed (the "Holdings Transaction"). As a result of the Holdings Transaction, Holdings indirectly owns 100% of Southcross Energy Partners GP, LLC, a Delaware limited liability company, our general partner (“General Partner”) (and therefore controls us), all of our subordinated and Class B convertible units (the "Class B Convertible Units") and currently owns 54.5% of our common units. Our General Partner owns an approximate 2.0% interest in us and all of our incentive distribution rights.
Following the emergence of Holdings from its Chapter 11 reorganization proceeding on April 13, 2016 (as discussed below), EIG Global Energy Partners, LLC (“EIG”) and Tailwater Capital LLC (“Tailwater”) (collectively, the “Sponsors”) each indirectly own approximately one-third of Holdings, and a group of consolidated lenders (or their assignees) under Holdings' term loan (the "Lenders") own the remaining one-third of Holdings.
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
Simultaneously with the execution of the Merger Agreement, on October 31, 2017, AMID and AMID GP entered into a Contribution Agreement (the “Contribution Agreement”) with Holdings. Upon the terms and subject to the conditions set forth in the Contribution Agreement, Holdings will contribute its equity interests in a new wholly owned subsidiary, which will hold substantially all the current subsidiaries (Southcross Holdings Intermediary LLC, a Delaware limited liability company, Southcross Holdings Guarantor GP LLC, a Delaware limited liability company, and Southcross Holdings Guarantor LP, a Delaware limited partnership, which in turn directly or indirectly own 100% of the limited liability company interest of our General Partner and 54.5% of the Partnership’s common units) and business of Holdings, to AMID and AMID GP in exchange for (i) the number of common units representing limited partner interests in AMID (each an “AMID Common Unit”) equal to $185,697,148, subject to certain adjustments for cash, indebtedness, working capital and transaction expenses contemplated by the Contribution Agreement, divided by $13.69, (ii) 4.5 million new Series E convertible preferred units of AMID (the “AMID Preferred Units”), (iii) options to acquire 4.5 million AMID Common Units (the “Options”), and (iv) 15% of the equity interest in AMID GP (the transactions contemplated thereby and the agreements ancillary thereto, the “Contribution”).

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
Letter Agreement. In connection with the Merger Agreement and Contribution Agreement, Holdings and the Partnership entered into a Letter Agreement (the “Letter Agreement”) providing that Holdings will reimburse the Partnership for all fees or expenses of the Partnership in connection with the Merger Agreement including (i) any fees or expenses of counsel, accountants, investment bankers and consultants retained by the Partnership or the conflicts committee of the Partnership, and (ii) the payment of any Termination Fee or the reimbursement of any AMID Expense, in each case if the Merger has not closed and (a) the Merger Agreement is terminated because the Contribution Agreement has been terminated under certain specified circumstances or (b) the Merger Agreement is terminated without the prior approval of the conflicts committee of the Partnership under certain specified circumstances.
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
On December 29, 2016, we entered into the fifth amendment (the "Fifth Amendment") to the Third Amended and Restated Revolving Credit Agreement with Wells Fargo, N.A., UBS Securities LLC, Barclays Bank PLC and a syndicate of lenders (the "Third A&R Revolving Credit Agreement"), pursuant to which we received a full waiver for all defaults or events of default arising out of our failure to comply with the financial covenant to maintain a Consolidated Total Leverage Ratio (as defined in the Fifth Amendment) less than 5.00 to 1.00 for the quarter ended September 30, 2016.

Additionally, pursuant to the Fifth Amendment, (i) total aggregate commitments under the Third A&R Revolving Credit Agreement were reduced from $200 million to $135 million (then further reduced to $125 million on March 31, 2018) and the sublimit for letters of credit also was reduced from $75 million to $50 million (total aggregate commitments will be periodically further reduced through December 31, 2018); (ii) the Consolidated Total Leverage Ratio and Consolidated Senior Secured Leverage Ratio (each as defined in the Fifth Amendment) financial covenants were suspended until the quarter ended March 31, 2019; and (iii) the Consolidated Interest Coverage Ratio (as defined in the Fifth Amendment) financial covenant requirement was reduced from 2.50 to 1.00 to 1.50 to 1.00 for all periods ending on or prior to December 31, 2018 (the “Ratio Compliance Date”). Prior to the Ratio Compliance Date, we will be required to maintain minimum levels of Consolidated EBITDA (as defined in the Fifth Amendment) on a quarterly basis and are subject to certain covenants and restrictions related to liquidity and capital expenditures. See Note 6 to our consolidated financial statements.

In connection with the execution of the Fifth Amendment, on December 29, 2016, the Partnership entered into (i) an Investment Agreement (the “Investment Agreement”) with Holdings and Wells Fargo Bank, N.A., (ii) a Backstop Agreement (the “Backstop Agreement”) with Holdings, Wells Fargo Bank, N.A. and the Sponsors and (iii) a First Amendment to the Equity Cure Contribution Agreement (the “Equity Cure Contribution Amendment”) with Holdings. Pursuant to the Equity Cure Contribution Amendment, on December 29, 2016, Holdings contributed $17.0 million to us in exchange for 11,486,486 common units. The proceeds of the $17.0 million contribution were used to pay down the outstanding balance under the Third A&R Revolving Credit Agreement and for general corporate purposes. In addition, on January 2, 2018, we notified Holdings that a Full Investment Trigger (as defined in the Investment Agreement) occurred on December 31, 2017. Pursuant to the Backstop Agreement, on January 2, 2018, Holdings delivered a Backstop Demand (as defined in the Investment Agreement) for each Sponsor to fund their respective pro rata portions of the Sponsor Shortfall Amount (as defined in the Investment Agreement) of $15.0 million in accordance with the Backstop Agreement. As consideration for the amount provided directly to us by a Sponsor pursuant to the Backstop Agreement, we issued to the Sponsors senior unsecured notes of the Partnership in an aggregate principal amount of $15.0 million (each, an "Investment Note" and collectively, the “Investment Notes”). The Investment Notes mature on November 5, 2019 and bear interest at a rate of 12.5% per annum. Interest on the Investment Note shall be paid in kind (other than with respect to interest payable (i) on or after the maturity date, (ii) in connection with prepayment, or (iii) upon acceleration of the Investment Note, which shall be payable in cash); provided that all interest shall be payable in cash on or after December 31, 2018. The Investment Notes are the unsecured obligation of the Partnership subordinate in right of payment to any of our secured obligations under the Third A&R Revolving Credit Agreement.

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

Distribution Suspension

The board of directors of our General Partner suspended paying a quarterly distribution with respect to the fourth quarter of 2015 and every quarter of 2016 and 2017 to conserve any excess cash for the operation of our business. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders and will continue to evaluate our ability to reinstate the distribution in future periods. More importantly, we are restricted under the terms of the Merger Agreement and the Fifth Amendment from paying a distribution until our Consolidated Total Leverage Ratio is below 5.0. See Notes 2 and 3 to our consolidated financial statements.

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

Natural Gas and NGL Environment

According to the US Energy Information Administration (the “EIA”), Texas leads the nation in energy production, primarily from crude oil and natural gas. Almost one-third of the 100 largest natural gas-producing fields in the United States are located, in whole or in part, in Texas. Much of the increase in production is the result of drilling in the Eagle Ford Shale region. Advances in horizontal drilling and hydraulic fracturing technologies, coupled with increased gas prices in the late 1990s, led to significant drilling activity. The Eagle Ford Shale produces substantial amounts of petroleum and natural gas liquids, along with natural gas, from more than 20 fields in 23 counties stretching across South Texas. More than one-fourth of the nation's proved natural gas reserves are located in Texas.

Total U.S. natural gas consumption averaged 74.0 billion cubic feet per day (Bcf/d) in 2017, a 1% decrease from 2016. Natural gas consumption is forecast to increase by 3.5 Bcf/d in 2018 and by 2.2 Bcf/d in 2019. The 2017 decrease in total natural gas consumption mainly reflects warm winter temperatures and lower electric power sector use. In 2017, U.S. heating degree days (HDD) were 2% lower than in 2016, and U.S. cooling degree days (CDD) in 2017 were 8% lower than in 2016. Electric power sector use of natural gas decreased by 1.6 Bcf/d (6%) in 2017. The decline reflects competition from increasing renewable energy use (particularly hydropower), competitive coal prices, and overall lower electricity generation levels.

The EIA estimates that dry natural gas production averaged 73.6 Bcf/d in 2017, a increase of 1.2 Bcf/d (1.7%) from 2016. The strongest growth in dry natural gas production occurred late in the year, as improved economics related to expanded pipeline capacity contributed to a 3.8% increase in production between the third and fourth quarters of 2017. The rate of production growth is expected to moderate in 2018.

Natural gas pipeline exports increased by 0.4 Bcf/d (6.8%) to 6.3 Bcf/d in 2017, and the EIA expects growth to continue over the forecast period with ongoing Mexican energy market reform. A relatively low natural gas export price, rising demand from Mexico’s power sector, and increased pipeline capacity in both in the United States and Mexico have led to increased exports. U.S. gross pipeline exports are expected to increase by 0.6 Bcf/d in 2018 and by 0.8 Bcf/d in 2019 to an average of 8.0 Bcf/d.

The EIA projects liquefied natural gas (LNG) gross exports will average 3.0 Bcf/d in 2018, up from 1.9 Bcf/d in 2017. In 2018, U.S. liquefaction capacity will continue to expand. The EIA expects the Cove Point terminal in Maryland to ramp up to full capacity. At the Elba Island facility in Georgia, 6 of the 10 small modular trains, each with a capacity of 0.03 Bcf/d, are expected to enter service. The first liquefaction train (capacity 0.7 Bcf/d) at Freeport LNG in Texas is also expected to come online by the end of 2018. The EIA projects gross LNG exports to average 4.8 Bcf/d in 2019, when the four remaining modular trains at Elba Island come online and the remaining two trains at Freeport LNG enter service. Two trains in Corpus Christi, Texas, and three trains at Cameron LNG in Louisiana are also expected to enter service in 2019. EIA forecasts exports will ramp up in the second half of 2019 to an average of 5.5 Bcf/d, up from 4.1 Bcf/d in the first half of 2019. In both 2018 and 2019 the new liquefaction facilities will require a ramp up period, and they are forecast to operate below nameplate capacity for a period of time, lowering the overall LNG export capacity utilization rate.

The total U.S. natural gas imports averaged 8.2 Bcf/d in 2017, and they are expected to average 7.9 Bcf/d in 2018 and 8.2 Bcf/d in 2019. A low natural gas price environment in Western Canada could contribute to increased seasonal imports for some regional U.S. markets.

In 2017, the United States was a net exporter of natural gas for the first time on an annual basis, with net exports averaging 0.4 Bcf/d. Overall, net natural gas exports are forecast to average 2.3 Bcf/d in 2018 and 4.6 Bcf/d in 2019.

Interest Rate Environment

In 2017, interest rates were increased by the Federal Reserve three times, which marks the fifth increase since June 2016, signaling that rates may continue to rise in 2018. The Federal Reserve expects that economic conditions will continue to evolve in a manner that will warrant gradual increases in interest rates three times again in 2018. The gradual increases could affect our ability to access the debt capital markets to the extent we may need to in the future to fund our growth. In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. The continued depressed natural gas, NGL and crude oil price environment also could affect negatively our ability to access the debt capital markets.
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

We assess gross operating margin opportunities across our integrated value stream so that processing margins may be supplemented by gathering and transportation fees and opportunities to sell residue gas and NGLs at fixed-spreads. Gross operating margin earned under fixed-fee and fixed-spread arrangements is related directly to the volume of natural gas that flows through our systems and is generally independent from general commodity price levels. A sustained decline in commodity prices could result in a decline in volumes entering our system and, thus, a decrease in gross operating margin for our fixed-fee and fixed-spread arrangements. For our gathering, transportation and other services agreements with Holdings (see Note 8 to our consolidated financial statements), fee based revenue increases with no associated cost of natural gas and liquids sold. We enter into primarily fixed-fee and fixed-spread deals.
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
We define distributable cash flow as Adjusted EBITDA, plus interest income and income tax benefit, less cash paid for interest, income tax expense and maintenance capital expenditures. We use distributable cash flow to analyze our liquidity. Distributable cash flow does not reflect changes in working capital balances.
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

The following table presents a reconciliation of net cash flows provided by operating activities to net loss, Adjusted EBITDA, and distributable cash flow (in thousands):

	Year Ended December 31,
	2017	2016

Net cash provided by operating activities	$26,182	$50,642
Add (deduct):
Depreciation and amortization	(71,902)	(106,947)
Unit-based compensation	(1,375)	(3,523)
Amortization of deferred financing costs and original issuance discount	(3,569)	(3,354)
Gain on sale of assets, net	5	11,768
Unrealized gain (loss) on financial instruments	(2)	147
Equity in losses of joint venture investments	(13,060)	(21,123)
Impairment of assets	(1,769)	(476)
Distribution from joint venture investment	—	(740)
Gain on insurance proceeds	1,508	—
Gain on legal settlements	—	2,375
Write-off of deferred financing costs	—	(1,006)
Other, net	474	310
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	5,425	(31,554)
Prepaid expenses and other current assets	(829)	(947)
Other non-current assets	58	358
Accounts payable and accrued liabilities, including affiliates	(9,257)	18,234
Other liabilities	519	(9,112)
Net loss	$(67,592)	$(94,948)
Add (deduct):
Depreciation and amortization	$71,902	$106,947
Interest expense	38,181	35,166
Revenue deferral adjustment	3,016	3,016
Unit-based compensation	1,375	3,523
Income tax (benefit) expense	4	(2)
Gain on sale of assets, net	(5)	(11,768)
Major litigation costs, net of recoveries	311	495
Equity in losses of joint venture investments	13,060	21,123
Severance expense	2,955	472
Retention bonus funded by Holdings	91	3,168
Valley Wells' operating expense cap adjustment	—	2,406
Fees related to Equity Cure Agreement	—	650
Distribution from joint venture investment	—	740
Transaction-related costs	3,752	6
Impairment of assets	1,769	476
Gain on insurance proceeds	(1,508)	—
Gain on legal settlements	—	(3,939)
Write-off of deferred financing costs	—	1,006
Expenses related to shut-down of Conroe processing plant and conversion of Gregory processing plant	1,568	—
Other, net	301	990
Adjusted EBITDA	$69,180	$69,527
Cash paid for interest	(35,142)	(32,459)
Income tax benefit (expense)	(4)	2
Maintenance capital expenditures	(4,789)	(4,711)
Distributable cash flow	$29,245	$32,359

QUARTERLY FINANCIAL INFORMATION
The following table presents a quarterly reconciliation of net cash flows provided by operating activities to net loss, Adjusted EBITDA, and distributable cash flow (in thousands):

	Quarters ended
	March 31	June 30	September 30	December 31

Net cash provided by (used in) operating activities	$202	$11,094	$14,552	$334
Add (deduct):
Depreciation and amortization	(17,850)	(18,302)	(17,521)	(18,229)
Unit-based compensation	(257)	(157)	(827)	(134)
Amortization of deferred financing costs and original issuance discount	(951)	(879)	(889)	(850)
Gain (loss) on sale of assets, net	62	129	(186)	—
Unrealized gain (loss) on financial instruments	2	2	(4)	(2)
Equity in losses of joint venture investments	(3,316)	(3,331)	(3,218)	(3,195)
Impairment of assets	(649)	—	(1,120)	—
Gain on legal settlements	1,508	—	—	—
Other, net	285	63	63	63
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	(11,257)	10,619	(11,865)	17,928
Prepaid expenses and other current assets	630	(2,089)	1,431	(801)
Other non-current assets	(61)	(4)	87	36
Accounts payable and accrued expenses, including affiliates	12,099	(11,415)	1,228	(11,169)
Other liabilities	4,170	(1,600)	(789)	(1,262)
Net loss	$(15,383)	$(15,870)	$(19,058)	$(17,281)
Add (deduct):
Depreciation and amortization	$17,850	$18,302	$17,521	$18,229
Interest expense	9,103	9,636	9,931	9,511
Income tax expense	—	2	2	—
Loss (gain) on sale of assets, net	(62)	(129)	186	—
Revenue deferral adjustment	754	754	754	754
Unit-based compensation	257	157	827	134
Major litigation costs, net of recoveries	33	116	95	67
Transaction-related costs	—	—	1,387	2,365
Equity in losses of joint venture investments	3,316	3,331	3,218	3,195
Severance expense	2,334	414	63	144
Retention bonus funded by Holdings	—	—	91	—
Impairment of assets	649	—	1,120	—
Gain on insurance proceeds	(1,508)	—	—	—
Expenses related to shut-down of Conroe processing plant and conversion of Gregory processing plant	294	313	681	280
Other, net	381	44	(55)	(69)
Adjusted EBITDA	$18,018	$17,070	$16,763	$17,329
Key Factors Affecting Operating Results and Financial Condition

•
Impact of Hurricane Harvey. We began preparing our South Texas Gulf Coast assets for the impact of Hurricane Harvey prior to the storm’s landfall in late August 2017 to maintain the safety of our facilities, our neighbors and our employees. Fortunately, our Gulf Coast assets sustained only minor wind and flood damage as a result of the storm. These facilities resumed operation within a few days after third party electrical power was restored to them. Our South Texas assets located further inland were temporarily shut-down because our downstream sales markets for both natural gas and NGLs were closed for a short period of time. Over 90% of our South Texas gas supply and downstream sales markets resumed normal operations by early September 2017, and full pre-storm operations were achieved by the end of September 2017. Our Mississippi and Alabama assets were not impacted by Hurricane Harvey. Excluding the impact of Hurricane Harvey, processed gas volumes would have been 270 MMcf/d during the year ended December 31, 2017.

•
Holdings' Lancaster Gas Treating Facility Fire. In February 2016, due to a fire, there was an outage at our Lancaster gas treating facility through April 2016. The outage at the Lancaster gas treating facility caused processed gas volumes and NGL production to decrease for the year ended December 31, 2016. In 2017, we received $1.1 million in business interruption proceeds as a result of the outage.

Results of Operations
The following table summarizes our results of operations (in thousands, except operating data):

	Year Ended December 31,
	2017	2016
Revenues:
Revenues	$470,237	$451,271
Revenues - affiliates	195,712	97,452
Total revenues	665,949	548,723
Expenses:
Cost of natural gas and liquids sold	524,675	395,874
Operations and maintenance	59,217	70,242
Depreciation and amortization	71,902	106,947
General and administrative	26,246	28,546
Impairment of assets	1,769	476
Gain on sale of assets, net	(5)	(11,768)
Total expenses	683,804	590,317
Loss from operations	(17,855)	(41,594)
Other income (expense):
Equity in losses of joint venture investments	(13,060)	(21,123)
Interest expense	(38,181)	(35,166)
Gain on insurance proceeds	1,508	—
Write-off of deferred financing costs	—	(1,006)
Gain on legal settlements	—	3,939
Total other expense	(49,733)	(53,356)
Loss before income tax benefit (expense)	(67,588)	(94,950)
Income tax benefit (expense)	(4)	2
Net loss	$(67,592)	$(94,948)

Other financial data:
Adjusted EBITDA	$69,180	$69,527

Maintenance capital expenditures	$4,789	$4,711
Growth capital expenditures	$18,001	$22,562

Operating data:
Average volume of processed gas (MMcf/d)	250	312
Average volume of NGLs produced (Bbls/d)	30,824	32,271
Average daily throughput Mississippi/Alabama (MMcf/d)	166	160

Realized prices on natural gas volumes ($/Mcf)	$3.17	$2.34
Realized prices on NGL volumes ($/gal)	0.52	0.34

2017 Compared with 2016
Volume and overview. Processed gas volumes decreased 62 MMcf/d, or 20%, to 250 MMcf/d during the year ended December 31, 2017, compared to 312 MMcf/d during the year ended December 31, 2016. The decrease in processed gas volumes is due primarily to the shut-down of the Conroe facility in the fourth quarter of 2016, lower volumes from producers in our dry-gas areas of South Texas and the temporary shut-down of our processing plants as a result of Hurricane Harvey during the third quarter of 2017. The decrease is offset partially by higher volumes from producers in our rich-gas areas of South Texas, including Karnes, Frio and LaSalle counties.
NGLs produced at our processing plants for the year ended December 31, 2017 averaged 30,824 Bbls/d, a decrease of 4%, or 1,447 Bbls/d, compared to 32,271 Bbls/d for the year ended December 31, 2016. The decrease in NGLs produced is due primarily to a decline in processed gas volumes offset partially by higher ethane recoveries at our processing plants.
Revenue. Our total revenues for 2017 increased $117.2 million, or 21%, to $665.9 million compared to $548.7 million in 2016. This increase was due primarily to an increase in realized prices in natural gas and NGLs, offset partially by a reduction in processed gas volumes. Revenue from the sales of natural gas for the year ended December 31, 2017 increased $108.1 million, or 40%, to $379.4 million compared to $271.3 million for the year ended December 31, 2016. Revenue from the sales of NGLs and condensate for the year ended December 31, 2017 increased $20.2 million, or 13%, to $179.2 million compared to $159.0 million for the year ended December 31, 2016.
Cost of natural gas and NGLs sold. Our cost of natural gas and NGLs sold for the year ended December 31, 2017 was $524.7 million, compared to $395.9 million for the year ended December 31, 2016. This increase of $128.8 million, or 33%, was due primarily to higher natural gas and NGL prices as compared to the same period in 2016.
Operations and maintenance expenses. Operations and maintenance expenses for the year ended December 31, 2017 were $59.2 million, compared to $70.2 million for the year ended December 31, 2016 for a decrease of $11.0 million, or 16%. This decrease was due primarily to idling of the Bonnie View fractionation facility, shutting down the Conroe facility, converting the Gregory facility to a compressor station and improved operating efficiencies at our facilities, including our decision to reduce the utilization of the T2 Cogen facility.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2017 were $26.2 million, compared to $28.5 million for the year ended December 31, 2016. This decrease of $2.3 million, or 8%, is due primarily to cost-saving initiatives of $5.6 million, including lower employee, office related and professional service expenses offset partially by transaction-related expenses of $3.5 million.
Depreciation and amortization expense. Depreciation and amortization expense for the year ended December 31, 2017 was $71.9 million, compared to $106.9 million for the year ended December 31, 2016. The decrease of $35.0 million, or 33%, was due primarily to accelerating the depreciation of our Conroe and Gregory facilities beginning August 2016 in response to management’s plans to shut down the Conroe facility and convert the Gregory facility to a compressor station during the fourth quarter of 2016.
Equity in losses of joint venture investments.  Our share of losses incurred by our joint venture investments was $13.1 million for the year ended December 31, 2017 and $21.1 million for the year ended December 31, 2016. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization. This decrease of $8.0 million, or 38%, was due primarily to a $13.3 million impairment of the T2 Cogen Facility during the fourth quarter of 2016.
Interest expense. For the year ended December 31, 2017, interest expense was $38.2 million, compared to $35.2 million for the year ended December 31, 2016. This increase of $3.0 million, or 9%, was due primarily to higher interest rates on borrowings.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity are cash generated from operations, cash raised through issuances of additional debt securities and borrowings under our Senior Credit Facilities (as defined in Note 6 to our consolidated financial statements). Our primary cash requirements consist of operating and maintenance and general and administrative expenses, growth and maintenance capital expenditures to sustain existing operations or generate additional revenues, interest payments on outstanding debt and purchases and construction of new assets.

We expect to fund short-term cash requirements, such as operating and maintenance and general and administrative expenses and maintenance capital expenditures, primarily through operating cash flows. We expect to fund long-term cash requirements through several sources, including operating cash flows and borrowings under our Senior Credit Facilities. See Notes 2 and 6 to our consolidated financial statements.
Our future cash flow will be materially adversely affected if the prices for natural gas, NGL and crude oil continue to affect the drilling for oil or natural gas in our primary operating area, the Eagle Ford Shale. See Notes 1 and 2 to our consolidated financial statements. The majority of our revenue is derived from fixed-fee and fixed-spread contracts, which have limited direct exposure to commodity price levels since we are paid based on the volumes of natural gas that we gather, process, treat, compress and transport and the volumes of NGLs we fractionate and transport, rather than being paid based on the value of the underlying natural gas or NGLs. In addition, a portion of our contract portfolio contains minimum volume commitment arrangements. The majority of our volumes are dependent upon the level of producer drilling activity. We remain focused on our efforts to improve future liquidity, and have implemented cost-saving initiatives in 2016 and 2017 to lower our operating and general and administrative cost structure. Additionally, we have explored various strategic options resulting in the Merger Agreement and Contribution Agreement.
On December 29, 2016, we entered into the Fifth Amendment, pursuant to which we received a full waiver for all defaults or events of default arising out of our failure to comply with the financial covenant to maintain a Consolidated Total Leverage Ratio less than 5.00 to 1.00 for the quarter ended September 30, 2016. In addition, until such time as our Consolidated Total Leverage Ratio is less than or equal to 5.00 to 1.00, we will be required to repay any outstanding borrowings under the Credit Facility in an amount equal to 50% of our Excess Cash Flow (as defined in the Fifth Amendment). As of December 31, 2017, our Consolidated Total Leverage Ratio was 8.14 to 1.00
Additionally, pursuant to the Fifth Amendment, (i) the total aggregate commitments under the Third A&R Revolving Credit Agreement were reduced from $200 million to $135 million (then further reduced to $125 million on March 31, 2018) and the sublimit for letters of credit was also reduced from $75 million to $50 million (total aggregate commitments will be periodically reduced further through December 31, 2018); (ii) the Consolidated Total Leverage Ratio and Consolidated Senior Secured Leverage Ratio (each of which is defined in the Fifth Amendment) financial covenants were suspended until the quarter ended March 31, 2019; and (iii) the Consolidated Interest Coverage Ratio (as defined in the Fifth Amendment) financial covenant requirement was reduced from 2.50 to 1.00 to 1.50 to 1.00 for all periods ending on or prior to December 31, 2018. Prior to the Ratio Compliance Date, we will be required to maintain minimum levels of Consolidated EBITDA on a quarterly basis and be subject to certain covenants and restrictions related to liquidity and capital expenditures. See Notes 2 and 6 to our consolidated financial statements.
On January 22, 2018, in connection with the Investment Agreement and the Backstop Agreement, the Sponsors provided us $15.0 million in exchange for the Investment Notes. See Note 2 to the consolidated financial statements.
As of February 23, 2018, we had $538.0 million in outstanding borrowings under our Senior Credit Facilities (as defined in Note 6 to our consolidated financial statements) and $15.0 million in Investment Notes (inclusive of PIK interest). We currently have the ability to borrow up to $135.0 million less any letters of credit amounts outstanding. As of February 23, 2018, under our five-year revolving credit facility (the "Credit Facility"), pursuant to our Third A&R Revolving Credit Agreement, we had $538.0 million in outstanding borrowings under our Senior Credit Facilities (as defined in Note 6 to our consolidated financial statements), letters of credit of $25.1 million, which as of February 23, 2018 provided us access to $25.4 million.
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

•	maintenance capital expenditures, which are capital expenditures that are not considered growth capital expenditures.

The following table summarizes our capital expenditures (in thousands):

	Year Ended December 31,
	2017	2016
Maintenance capital	$4,789	$4,711
Growth capital	18,001	22,562
Total capital expenditures	$22,790	$27,273

Our growth capital expenditures during the year ended December 31, 2017 primarily related to the installation of a new gas gathering pipeline in Mississippi of $3.9 million, the installation of a new upgraded amine system at our Woodsboro processing facility of $3.0 million, and various projects to connect new production or sales to our assets of $4.6 million, of which the majority were aid-in-construction projects whereby the producer reimbursed us for the cost of connecting the gas supply. Our growth capital expenditures during the year ended December 31, 2016 primarily relate to various expansion and improvement projects primarily in our South Texas assets.
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

We believe that cash from operations, cash on hand and the Committed Amount received from the Sponsors, will provide sufficient liquidity to meet future short-term capital requirements through at least twelve months from the date that the financial statements included in this Form 10-K are issued. However, during management's ongoing assessment of the Partnership's financial forecast, the Holdings GP Board and the SXE GP Board considered that in our corporate structure and absent continued access to equity cures from our Sponsors or a significant equity infusion from a third party, which the Partnership may not be able to obtain, or absent additional amendments to its Revolving Credit Agreement or waivers of the March 31, 2019 requirement to comply with the consolidated total leverage ratio, the Partnership is not expected to be able to comply with such financial covenant as of such date, which would trigger an event of default, and result in substantial doubt regarding SXE’s ability to continue as a going concern as early as the end of the first quarter of 2018. Growth projects are a key element of our business strategy. We intend to finance any required growth capital through several sources, including operating cash flows, borrowings under our Senior Credit Facilities and the issuance of additional debt securities. The timing, size or success of any expansion effort and the associated potential capital commitments are unpredictable. To consummate capital projects, we may require access to additional capital. Our access to capital long-term will depend on our future operating performance, financial condition and credit rating and, more broadly, on the availability of debt financing, which will be affected by prevailing conditions in our industry, the economy and the financial markets and other financial and business factors, many of which are beyond our control.

Cash Flows
The following table provides a summary of our cash flows by category (in thousands):

	Year Ended December 31,
	2017	2016
Net cash provided by operating activities	$26,182	$50,642
Net cash used in investing activities	(8,174)	(8,904)
Net cash used in financing activities	(34,016)	(31,860)

2017 Compared with 2016
Operating Activities— Net cash provided by operating activities was $26.2 million for the year ended December 31, 2017, compared to $50.6 million for the year ended December 31, 2016. The decrease in cash provided by operating activities of $24.4 million was due primarily to higher settlements of affiliated accounts receivable during the year ended December 31, 2016 compared to the year ended December 31, 2017.
Investing Activities—Net cash used in investing activities was $8.2 million for the year ended December 31, 2017, compared to $8.9 million for the year ended December 31, 2016. The decrease of $0.7 million used in investing activities during the year ended December 31, 2017 was due to lower capital expenditures of $22.8 million, additional payments received from aid in construction payments of $9.9 million, lower investment contributions to joint ventures of $0.7 million, offset partially by lower proceeds from the sales of assets of $3.4 million during the year ended December 31, 2017.
Financing Activities—Net cash used in financing activities for the year ended December 31, 2017 was $34.0 million, compared to $31.9 million for the year ended December 31, 2016. The decrease of $2.1 million was due primarily to $31.1 million of additional net paydowns on our Credit Facility during the year ended December 31, 2016 as compared to the year ended December 31, 2017, offset partially by $29.4 million for equity cures during the year ended December 31, 2016.
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
Impairment of Long-Lived Assets
We evaluate our long-lived assets by asset group, which include finite-lived intangible assets, for impairment when events or circumstances indicate that the asset group's carrying values may not be recoverable. These events include, but are not limited to, market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset or group, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, we evaluate the recoverability of our carrying value based on the long-lived asset group's ability to generate future cash flows on an undiscounted basis. If the undiscounted cash flows are not sufficient to recover the long-lived asset group's carrying value, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying values of the asset downward, if necessary, to their estimated fair value. Our fair value estimates are based generally on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted cash flows. During the year ended December 31, 2017, we recorded $1.8 million related to the write-down of assets held for sale at the Gregory processing facility and canceled AFEs. During the year ended December 31, 2016, we recorded a charge of $0.5 million related to the write-off of software costs.
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
SOUTHCROSS ENERGY PARTNERS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Southcross Energy Partners GP, LLC and the unitholders of Southcross Energy Partners, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southcross Energy Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in partners’ capital and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of a Matter
As discussed in Notes 1 and 2 to the consolidated financial statements, on October 31, 2017, the Partnership, its general partner and Southcross Holdings LP entered into an Agreement and Plan of Merger with American Midstream Partners, LP (“AMID”) and its general partner whereby, at closing, the Partnership will be merged with, and become, a wholly owned subsidiary of AMID.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 1, 2018

We have served as the Partnership's auditor since 2010.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$5,218	$21,226
Trade accounts receivable	33,920	51,894
Accounts receivable - affiliates	33,163	7,976
Prepaid expenses	2,592	2,751
Other current assets	497	4,343
Total current assets	75,390	88,190

Property, plant and equipment, net	914,547	971,286
Investments in joint ventures	111,747	124,096
Other assets	2,519	2,504
Total assets	$1,104,203	$1,186,076

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$57,782	$50,639
Accounts payable - affiliates	378	524
Current portion of long-term debt	4,256	4,500
Other current liabilities	12,976	10,976
Total current liabilities	75,392	66,639

Long-term debt	514,266	543,872
Other non-current liabilities	14,979	11,936
Total liabilities	604,637	622,447

Commitments and contingencies (Note 7)

Partners' capital:
Common units (48,614,187 and 48,502,090 units outstanding as of December 31, 2017 and 2016, respectively)	215,146	255,124
Class B Convertible units (18,335,181 and 17,105,875 units issued and outstanding as of December 31, 2017 and 2016, respectively)	266,725	278,508
Subordinated units (12,213,713 units issued and outstanding as of December 31, 2017 and 2016, respectively)	8,302	19,240
General partner interest	9,393	10,757
Total partners' capital	499,566	563,629
Total liabilities and partners' capital	$1,104,203	$1,186,076
See accompanying notes to these consolidated financial statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)

	Year Ended December 31,
	2017	2016
Revenues:
Revenues	$470,237	$451,271
Revenues - affiliates	195,712	97,452
Total revenues (Note 11)	665,949	548,723

Expenses:
Cost of natural gas and liquids sold	524,675	395,874
Operations and maintenance	59,217	70,242
Depreciation and amortization	71,902	106,947
General and administrative	26,246	28,546
Impairment of assets	1,769	476
Gain on sale of assets, net	(5)	(11,768)
Total expenses	683,804	590,317

Loss from operations	(17,855)	(41,594)
Other income (expense):
Equity in losses of joint venture investments	(13,060)	(21,123)
Interest expense	(38,181)	(35,166)
Gain on insurance proceeds	1,508	—
Write-off of deferred financing costs	—	(1,006)
Gain on legal settlements	—	3,939
Total other expense	(49,733)	(53,356)
Loss before income tax benefit (expense)	(67,588)	(94,950)
Income tax benefit (expense)	(4)	2
Net loss	(67,592)	(94,948)
General partner unit in-kind distribution	(65)	(47)
Net loss attributable to partners	$(67,657)	$(94,995)

Earnings per unit:
Net loss allocated to limited partner common units	$(40,980)	$(50,612)
Weighted average number of limited partner common units outstanding	48,562	34,161
Basic and diluted loss per common unit	$(0.84)	$(1.48)

Net loss allocated to limited partner subordinated units	$(10,304)	$(18,089)
Weighted average number of limited partner subordinated units outstanding	12,214	12,214
Basic and diluted loss per subordinated unit	$(0.84)	$(1.48)
See accompanying notes to these consolidated financial statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(67,592)	$(94,948)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,902	106,947
Unit-based compensation	1,375	3,523
Amortization of deferred financing costs and original issuance discount	3,569	3,354
Gain on sale of assets, net	(5)	(11,768)
Unrealized loss (gain) on financial instruments	2	(147)
Equity in losses of joint venture investments	13,060	21,123
Distribution from joint venture investment	—	740
Impairment of assets	1,769	476
Gain on insurance proceeds	(1,508)	—
Gain on legal settlements	—	(2,375)
Write-off of deferred financing costs	—	1,006
Other, net	(474)	(310)
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	(5,425)	31,554
Prepaid expenses and other current assets	829	947
Other non-current assets	(58)	(358)
Accounts payable and accrued liabilities, including affiliates	9,257	(18,234)
Other liabilities	(519)	9,112
Net cash provided by operating activities	26,182	50,642
Cash flows from investing activities:
Capital expenditures	(22,790)	(27,273)
Aid in construction receipts	9,918	1,207
Insurance proceeds from property damage claims, net of expenditures	2,000	125
Net proceeds from sale of assets	3,409	22,470
Investment contributions to joint venture investments	(711)	(5,433)
Net cash used in investing activities	(8,174)	(8,904)
Cash flows from financing activities:
Borrowings under our credit facility	—	11,210
Repayments under our credit facility	(28,000)	(70,350)
Repayments under our term loan agreement	(5,353)	(4,500)
Payments on capital lease obligations	(487)	(419)
Financing costs	(44)	(1,366)
Tax withholdings on unit-based compensation vested units	(132)	(138)
Common unit issuances to Holdings for equity contributions	—	29,416
Borrowing of senior unsecured PIK notes	—	14,000
Repayment of senior unsecured PIK notes	—	(14,000)
Valley Wells operating expense cap adjustments	—	4,053
Other, net	—	234
Net cash used in financing activities	(34,016)	(31,860)

Net increase (decrease) in cash and cash equivalents	(16,008)	9,878
Cash and cash equivalents — Beginning of year	21,226	11,348
Cash and cash equivalents — End of year	$5,218	$21,226
See accompanying notes to these consolidated financial statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(In thousands)

	Partners' Capital
	Limited Partners			General Partner
	Common	Class B Convertible	Subordinated		Total
BALANCE - December 31, 2015	$271,236	$300,596	$37,920	$11,584	$621,336
Net loss	(50,586)	(24,383)	(18,080)	(1,899)	(94,948)
Unit-based compensation on long-term incentive plan	3,523	—	—	—	3,523
Accrued distribution equivalent rights on long-term incentive plan	11	—	—	—	11
Tax withholdings on unit-based compensation vested units	(138)	—	—	—	(138)
Common unit issuances to Holdings for equity cures and equity contributions	29,416	—	—	854	30,270
Interest on receivable from Holdings	—	—	—	233	233
Retention bonuses funded by Holdings	936	—	—	—	936
Valley Wells' operating expense cap adjustment	2,406	—	—	—	2,406
General partner unit in-kind distribution	(26)	(12)	(9)	47	—
Class B Convertible unit in-kind distribution	(1,654)	2,307	(591)	(62)	—
BALANCE - December 31, 2016	$255,124	$278,508	$19,240	$10,757	$563,629
Net loss	(40,980)	(14,956)	(10,304)	(1,352)	(67,592)
Unit-based compensation on long-term incentive plan	1,375	—	—	—	1,375
Tax withholdings on unit-based compensation vested units	(132)	—	—	—	(132)
Contributions from general partner	—	—	—	5	5
Retention bonuses funded by Holdings	2,281	—	—	—	2,281
General partner unit in-kind distribution	(40)	(15)	(10)	65	—
Class B Convertible unit in-kind distribution	(2,482)	3,188	(624)	(82)	—
BALANCE - December 31, 2017	$215,146	$266,725	$8,302	$9,393	$499,566
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
Southcross Holdings LP, a Delaware limited partnership (“Holdings”), indirectly owns 100% of Southcross Energy
Partners GP, LLC, a Delaware limited liability company, our General Partner (“General Partner”) (and therefore controls us), all of our subordinated and Class B convertible units and 54.5% of our common units. Our General Partner owns an approximate 2.0% interest in us and all of our incentive distribution rights.

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
Simultaneously with the execution of the Merger Agreement, on October 31, 2017, AMID and AMID GP entered into a Contribution Agreement (the “Contribution Agreement”) with Holdings. Upon the terms and subject to the conditions set forth in the Contribution Agreement, Holdings will contribute its equity interests in a new wholly owned subsidiary, which will hold substantially all the current subsidiaries (Southcross Holdings Intermediary LLC, a Delaware limited liability company, Southcross Holdings Guarantor GP LLC, a Delaware limited liability company, and Southcross Holdings Guarantor LP, a Delaware limited partnership, which in turn directly or indirectly own 100% of the limited liability company interest of our General Partner and 54.5% of the Partnership’s common units) and business of Holdings, to AMID and AMID GP in exchange for (i) the number of common units representing limited partner interests in AMID (each an “AMID Common Unit”) equal to $185,697,148, subject to certain adjustments for cash, indebtedness, working capital and transaction expenses contemplated by the Contribution Agreement, divided by $13.69, (ii) 4.5 million new Series E convertible preferred units of AMID (the “AMID Preferred Units”), (iii) options to acquire 4.5 million AMID Common Units (the “Options”), and (iv) 15% of the equity interest in AMID GP (the transactions contemplated thereby and the agreements ancillary thereto, the “Contribution” and, together with the Merger, the "Transaction").

The Contribution Agreement contains customary representations and warranties and covenants by each of the parties. Holdings has also undertaken several additional obligations under the Contribution Agreement with respect to the Partnership and our subsidiaries. These include, without limitation, Holdings’ indemnification of AMID for certain obligations with respect to breaches of representations and warranties regarding the Partnership and our subsidiaries. In addition, Holdings is indemnifying AMID for certain contingent liabilities of the Partnership and our subsidiaries, including several ongoing litigation matters. A portion of the consideration, including approximately $25 million of the AMID Common Units to be received by Holdings will be deposited into escrow in order to secure the potential indemnification obligations until the longer of the end of 12 months from the closing of the Contribution Agreement, May 31, 2019 or the final resolution of the Special Indemnity Matters (as defined in the Contribution Agreement). In addition, all of the AMID Common Units, AMID Preferred Units and the Options received by Holdings as consideration under the Contribution Agreement will be subject to a lock-up agreement whereby such securities will be locked up until the longer of 12 months (with respect to the AMID Common Units) and 24 months (with respect to the AMID Preferred Units and Options) and, together with the AMID GP equity interests, the final resolutions of the Special Indemnity Matters (as defined in the Contribution Agreement). Further, during this time, cash distributions made by AMID or AMID GP to Holdings will be restricted, must remain within Holdings, and will be subject to recapture by AMID. The closing under the Contribution Agreement is conditioned upon, among other things: (i) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the”HSR Act”), which was received on December 8, 2017, (ii) the absence of certain legal impediments prohibiting the transactions and (iii) with respect to AMID’s obligation to close only, the conditions precedent contained in the Merger Agreement having been satisfied and the Merger having become effective substantially concurrently with the closing of the Contribution Agreement.

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
Letter Agreement. In connection with the Merger Agreement and Contribution Agreement, Holdings and the Partnership entered into a Letter Agreement (the “Letter Agreement”) providing that Holdings will reimburse the Partnership for all fees or expenses of the Partnership in connection with the Merger Agreement including (i) any fees or expenses of counsel, accountants, investment bankers and consultants retained by the Partnership or the conflicts committee of the Partnership, and (ii) the payment of any Termination Fee or the reimbursement of any AMID Expense, in each case if the Merger has not closed and (a) the Merger Agreement is terminated because the Contribution Agreement has been terminated under certain specified circumstances or (b) the Merger Agreement is terminated without the prior approval of the conflicts committee of the Partnership under certain specified circumstances.
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

We evaluate events that occur after the balance sheet date, but before the financial statements are issued, for potential recognition or disclosure. Based on the evaluation, we determined that there were no material subsequent events for recognition or disclosure other than those disclosed in this report. See Note 14.
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
Impairment of Long-Lived Assets
We evaluate our long-lived assets by asset group, which include finite-lived intangible assets, for impairment when events or circumstances indicate that the asset group's carrying values may not be recoverable. These events include, but are not limited to, market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset or group, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, we evaluate the recoverability of our carrying value based on the long-lived asset group's ability to generate future cash flows on an undiscounted basis. If the undiscounted cash flows are not sufficient to recover the long-lived asset group's carrying value, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying values of the asset downward, if necessary, to their estimated fair value. Our fair value estimates are based generally on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted cash flows. During the year ended December 31, 2017, we recorded $1.8 million related to the write-down of assets held for sale at the Gregory processing facility and canceled AFEs. During the year ended December 31, 2016, we recorded a charge of $0.5 million related to the write-off of software costs.
Cash and Cash Equivalents
We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and 2016, except for amounts held in bank accounts to cover current payables, all of our cash equivalents were invested in short-term money market accounts and overnight sweep accounts.
Allowance for Doubtful Accounts
In evaluating the collectability of our accounts receivable, we perform credit evaluations of our new customers and adjust payment terms based upon payment history and each customer's current creditworthiness, as determined by our review of such customer's credit information. We extend credit on an unsecured basis to many of our customers. In the event of a bankruptcy filing by a customer, we will determine if we will legally be able to collect any of the outstanding balance as a secured or unsecured creditor, and based on this determination we will reserve against part, or all, of the outstanding balance. We had an allowance for uncollectible accounts receivable of $0.1 million at December 31, 2015, which was written off during 2016. We had no allowance for uncollectible accounts receivable at December 31, 2017.

Asset Retirement Obligations
We evaluate whether any future asset retirement obligations ("AROs") exist and estimate the costs for such AROs for certain future events. An ARO will be recorded in the periods where we can reasonably determine the settlement dates or the period in which the expense is incurred, and an estimated cost of the retirement obligation. Generally we do not have the intention of discontinuing the use of any significant assets or have a legal obligation to do so. Therefore, in these situations we do not have sufficient information to reasonably estimate any future AROs. No AROs were recorded for the years ended December 31, 2017 and 2016.
Environmental Costs and Other Contingencies
We recognize liabilities for environmental and other contingencies when we have an exposure that indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and no specific amount in that range is more likely than any other, the low end of the range is accrued. No amounts were recorded as of December 31, 2017 and 2016.
Fair Value of Financial Instruments
Accounting guidance requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. At December 31, 2017 and 2016, financial instruments recorded at contractual amounts that approximate fair value include certain funds on deposit, accounts receivable, other receivables and accounts payable and accrued liabilities. The fair values of such items are not materially sensitive to shifts in market interest rates because of the short term to maturity of these instruments. See Note 4.
Derivative Instruments
We manage our interest rate risk through interest rate swaps and interest rate caps. Derivative financial instruments are recorded in the consolidated balance sheets at fair value, except for derivative contracts that qualify for and for which we have elected the normal purchase or normal sale exceptions, which are not reflected in the consolidated balance sheets or statements of operations prior to accrual of the settlement. If they qualify, we present our derivative assets and liabilities on a net basis. See Note 4.
We did not have any derivative financial instruments designated as fair value or cash flow hedges for accounting purposes during the years ended December 31, 2017 and 2016. Changes in our derivative financial instruments' fair values are recognized immediately in earnings. We do not hold or issue financial instruments or derivative financial instruments for trading purposes.
Unit-Based Compensation
Unit-based awards which settle in common units are classified as equity and are recognized in the financial statements over the vesting period at their grant date fair value. Unit-based awards which settle in cash are classified as liabilities and remeasured at every balance sheet date through settlement, such that the vested portion of the liability is adjusted to reflect its revised fair value through compensation expense. Currently, all awards granted under the Amended and Restated 2012 Long-Term Incentive Plan (the “LTIP”) will be settled in common units. Compensation expense associated with unit-based awards, adjusted for forfeitures, is recognized evenly from the date of the grant over the vesting period within operations and maintenance and general and administrative expense in our consolidated statements of operations.
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
We are subject to the Texas margin tax which qualifies as an income tax under GAAP that requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis. Our current tax liability will be assessed based on the gross revenue apportioned to Texas. For the years ended December 31, 2017 and 2016, there were no material temporary differences.
Uncertain Tax Positions
We evaluate the uncertainty in tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. We believe that there are no uncertain tax positions and that no provision for income tax is required for these consolidated financial statements. As of December 31, 2017, tax years 2013 through 2017 remain subject to examination by the Internal Revenue Service and tax years 2012 through 2017 remain subject to examination by various state taxing authorities.
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
Investments in Joint Ventures
We own equity interests in three joint ventures with Targa Resources Corp. ("Targa") as our joint venture partner. We own a 50% or less equity interest in each of the three entities. The joint venture arrangements give equal management rights with no single investor having unilateral control. Each party sharing joint control must consent to the ventures’ operating, investing and financing decisions. Therefore, because we do not have controlling financial interests, but do have significant influence, we use the equity method of accounting for investments in joint ventures. We recognize our share of the earnings and losses in the joint ventures pursuant to the terms of the applicable limited liability agreements governing such joint ventures, which provide for earnings and losses generally to be allocated based upon each member’s respective ownership interest in the joint ventures. We record our proportionate share of the joint ventures’ net income/loss as equity in income/losses of joint venture investments in the statements of operations. We evaluate investments in joint ventures for impairment when factors indicate that a decrease in the value of the investment has occurred that is not temporary. During the fourth quarter of 2016, as part of our cost-saving initiatives, management decided to significantly reduce the utilization of the T2 EF Cogeneration ("T2 Cogen") facility. In the immediate future, the T2 Cogen facility will only be utilized as a swing or backup facility for our Lone Star processing facility. As volumes are expected to increase in the ensuing years, management expects to need the generation capacity from the T2 Cogen facility to provide power to its Lone Star processing facility. As of December 31, 2017, management has no intention or plans to “mothball” or sell the T2 Cogen facility. See Note 12.
Recent Accounting Pronouncements
Accounting standard-setting organizations frequently issue new or revised accounting pronouncements. We review and evaluate new pronouncements and existing pronouncements to determine their impact, if any, on our consolidated financial statements. We are evaluating the impact of each pronouncement on our consolidated financial statements.
Adopted Accounting Pronouncements
In March 2016, a pronouncement was issued amending the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted this standard, which did not have a material impact to us, in 2017.

In March 2016, the FASB issued a pronouncement amending the requirement to adopt retroactively the equity method of accounting. The pronouncement eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The new guidance requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the pronouncement requires that an entity that has an available-for sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. SXE owns equity interests in three joint ventures with Targa as SXE's joint venture partner. T2 Eagle Ford Gathering Company LLC (“T2 Eagle Ford”), T2 LaSalle Gathering Company LLC (“T2 LaSalle”) and Cogen operate pipelines and a cogeneration facility located in South Texas. SXE indirectly owns a 50% interest in T2 Eagle Ford, a 50% interest in T2 Cogen and a 25% interest in T2 LaSalle. SXE pays its proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, SXE's share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization. SXE's maximum exposure to loss related to these joint ventures includes its equity investment, any additional capital contributions and its share of any operating expenses incurred by the joint ventures. During the year ended December 31, 2017 we have acquired no additional level of ownership interests in SXE's three joint ventures with Targa, thus, no incremental cost needs to be recorded to the current basis of the T2 entities. We adopted this standard, which did not have a material impact to us, in 2017. See Note 13 to our combined financial statements.

In August 2016, the FASB issued a pronouncement amending the presentation of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We early adopted this standard in 2017 and reclassified $0.3 million of paid-in kind interest from financing to operating cash flows for 2016.
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

In 2014, a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance under GAAP was issued. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers and in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In April 2016, the FASB issued an accounting pronouncement which updates the identifying performance obligations and licensing implementation guidance. We have evaluated our contract mix, developed our implementation plan and are assessing the impact to our existing financial statement disclosures. The standard will become effective beginning in 2018, and is not expected to have a material impact to our financial statements.
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
2. LIQUIDITY CONSIDERATIONS
Our future cash flow will be materially adversely affected if the prices for natural gas, NGL and crude oil continue to affect the drilling for oil or natural gas in our primary operating area, the Eagle Ford Shale. See Note 1 to our consolidated financial statements. The majority of our revenue is derived from fixed-fee and fixed-spread contracts, which have limited direct exposure to commodity price levels since we are paid based on the volumes of natural gas that we gather, process, treat, compress and transport and the volumes of NGLs we fractionate and transport, rather than being paid based on the value of the underlying natural gas or NGLs. In addition, a portion of our contract portfolio contains minimum volume commitment arrangements. The majority of our volumes are dependent upon the level of producer drilling activity. We remain focused on our efforts to improve future liquidity, and have implemented cost-saving initiatives in 2016 and 2017 to lower our operating and general and administrative cost structure. Additionally, we have explored various strategic options resulting in the Merger Agreement and Contribution Agreement.

In connection with Holdings' Chapter 11 reorganization, we entered into an equity cure contribution agreement (the “Equity Cure Agreement”) with Holdings that allowed us to cure any default under applicable Financial Covenants by having Holdings purchase equity interests in or make capital contributions to us, in an aggregate amount of up to $50 million (the
"Contribution Amount"). In exchange for the Contribution Amount, we issued Holdings a number of our common units representing limited partner interests equal to, subject to certain exceptions, (i) the applicable Contribution Amount divided by (ii) a common unit reference price (“Reference Price”) equal to the volume weighted daily average price of the common units on the New York Stock Exchange (“VWAP”) calculated for a period of 15 trading days ending two trading days prior to the contribution by Holdings. Notwithstanding the VWAP calculation, the Reference Price would be no less than $0.89 per common unit and no greater than $1.48 per common unit (the “Range”), and if the VWAP was within the Range for a period of 15 trading days, the first of which was April 7, 2016, such VWAP would be the Reference Price for all common units issued in exchange for the Contribution Amount. The Equity Cure Agreement remained in place throughout 2016 and was used to fund equity cures totaling $12.4 million (excluding the $17.0 million discussed below) required to comply with the Consolidated Total Leverage Ratio of our Financial Covenants. See Note 9 for further discussion of our equity cure unit issuances.

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
On December 29, 2016, we entered into the fifth amendment (the "Fifth Amendment") to the Third A&R Revolving Credit Agreement, pursuant to which we received a full waiver for all defaults or events of default arising out of our failure to comply with the financial covenant to maintain a Consolidated Total Leverage Ratio (as defined in the Fifth Amendment) less than 5.00 to 1.00 for the quarter ended September 30, 2016.
Additionally, pursuant to the Fifth Amendment, (i) the total aggregate commitments under the Third A&R Revolving Credit Agreement were reduced from $200 million to $135 million (then further reduced to $125 million on March 31, 2018) and the sublimit for letters of credit was also reduced from $75 million to $50 million (total aggregate commitments will be periodically further reduced through December 31, 2018); (ii) the Consolidated Total Leverage Ratio and Consolidated Senior Secured Leverage Ratio (each as defined in the Fifth Amendment) financial covenants were suspended until the quarter ending March 31, 2019; and (iii) the Consolidated Interest Coverage Ratio (as defined in the Fifth Amendment) financial covenant requirement was reduced from 2.50 to 1.00 to 1.50 to 1.00 for all periods ending on or prior to December 31, 2018 (the “Ratio Compliance Date”). Prior to the Ratio Compliance Date, we will be required to maintain minimum levels of Consolidated EBITDA (as defined in the Fifth Amendment) on a quarterly basis and be subject to certain covenants and restrictions related to liquidity and capital expenditures. See Note 6 to our consolidated financial statements.
In connection with the execution of the Fifth Amendment, on December 29, 2016, the Partnership entered into (i) an Investment Agreement (the "Investment Agreement") with Holdings and Wells Fargo Bank, N.A., (ii) a Backstop Agreement (the "Backstop Agreement") with Holdings, Wells Fargo Bank, N.A. and the Sponsors and (iii) a First Amendment to Equity Cure Contribution Agreement (the "Equity Cure Contribution Amendment") with Holdings. Pursuant to the Equity Cure Contribution Amendment, on December 29, 2016, Holdings contributed $17.0 million to us in exchange for 11,486,486 common units. The proceeds of the $17.0 million contribution were used to pay down the outstanding balance under the Third A&R Revolving Credit Agreement and for general corporate purposes. In addition, on January 2, 2018, we notified Holdings that a Full Investment Trigger (as defined in the Investment Agreement) occurred on December 31, 2017. Pursuant to the Backstop Agreement, on January 2, 2018, Holdings delivered a Backstop Demand (as defined in the Investment Agreement) for each Sponsor to fund their respective pro rata portions of the Sponsor Shortfall Amount (as defined in the Investment Agreement) of $15.0 million in accordance with the Backstop Agreement. As consideration for the amount provided directly to us by the Sponsors pursuant to the Backstop Agreement, we issued to the Sponsors senior unsecured notes of the Partnership in an aggregate principal amount of $15.0 million (each, an "Investment Note" and collectively, the “Investment Notes”). The Investment Notes mature on November 5, 2019 and bear interest at a rate of 12.5% per annum. Interest on the Investment Notes shall be paid in kind (other than with respect to interest payable (i) on or after the maturity date, (ii) in connection with prepayment, or (iii) upon acceleration of the Investment Note, which shall be payable in cash); provided that all interest shall be payable in cash on or after December 31, 2018. The Investment Notes are the unsecured obligation of the Partnership subordinate in right of payment to any of our secured obligations under the Third A&R Revolving Credit Agreement.
Based upon the Partnership's financial forecast, the Fifth Amendment, as well as the $15.0 million provided by the Sponsors in exchange for the Investment Notes, we believe management's executed plans provide the Partnership with sufficient liquidity to fund future operations through at least twelve months from the date that these financial statements were issued.
However, during management's ongoing assessment of the Partnership's financial forecast, the Holdings GP Board and the SXE GP Board considered that in our corporate structure and absent continued access to equity cures from our Sponsors or a significant equity infusion from a third party, which the Partnership may not be able to obtain, or absent additional amendments to its Revolving Credit Agreement or waivers of the March 31, 2019 requirement to comply with the Consolidated Total Leverage Ratio (as defined in the Fifth Amendment), the Partnership is not expected to be able to comply with such financial covenant as of such date, which would trigger an event of default, and result in substantial doubt regarding SXE’s ability to continue as a going concern as early as the end of the first quarter of 2018. If the Partnership's independent registered public accounting firm reports in a subsequent audit report the existence of substantial doubt regarding the Partnership's ability to continue as a going concern, this would also lead to an event of default under the Partnership's Revolving Credit Agreement and Term Loan which, in turn, would trigger a cross default under Southcross Holdings Borrowers' credit facilities. Such events of default, if not cured, would allow the lenders under each of these borrowing arrangements to accelerate the maturity of the debt, making it due and payable immediately.
3. NET LOSS PER LIMITED PARTNER UNIT AND DISTRIBUTIONS
Net Loss Per Limited Partner Unit
The following is a reconciliation of net loss attributable to limited partners and the limited partner units used in the basic and diluted earnings per unit calculations for the years ended December 31, 2017 and 2016 (in thousands, except unit and per unit data):

	Year Ended December 31,
	2017	2016
Net loss	$(67,592)	$(94,948)
General partner unit in-kind distribution	(65)	(47)
Net loss attributable to partners	$(67,657)	$(94,995)

General partner's interest(1)	$(1,417)	$(1,911)
Class B Convertible limited partner interest(1)	(14,956)	(24,383)
Limited partners' interest(1)
Common	$(40,980)	$(50,612)
Subordinated	(10,304)	(18,089)
_____________________________________________________________

(1)
General Partner's and limited partners’ interests are calculated based on the allocation of net losses for the period, net of the General Partner unit in-kind distributions. The Class B Convertible Unit interest is calculated based on the allocation of only net losses for the period.

	Year Ended December 31,
Common Units	2017	2016
Interest in net loss	$(40,980)	$(50,612)
Effect of dilutive units - numerator(1)	—	—
Dilutive interest in net loss	$(40,980)	$(50,612)

Weighted-average units - basic	48,562,193	34,160,860
Effect of dilutive units - denominator(1)	—	—
Weighted-average units - dilutive	48,562,193	34,160,860

Basic and diluted net loss per common unit	$(0.84)	$(1.48)

	Year Ended December 31,
Subordinated Units	2017	2016
Interest in net loss	$(10,304)	$(18,089)
Effect of dilutive units - numerator(1)	—	—
Dilutive interest in net loss	$(10,304)	$(18,089)

Weighted-average units - basic	12,213,713	12,213,713
Effect of dilutive units - denominator(1)	—	—
Weighted-average units - dilutive	12,213,713	12,213,713

Basic and diluted net loss per subordinated unit	$(0.84)	$(1.48)
____________________________________________________________________________

(1)
Because we had a net loss for all periods for common units and the subordinated units, the effect of the dilutive units would be anti-dilutive to the per unit calculation. Therefore, the weighted average units outstanding are the same for basic and dilutive net loss per unit for those periods. The weighted average units that were not included in the computation of diluted per unit amounts were 43,811 and 19,453 and unvested awards granted under our LTIP for the years ended December 31, 2017 and 2016, respectively.

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

Distributions

Cash Distributions
Our agreement of limited partnership (as amended and restated, the “Partnership Agreement”), requires that within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by our General Partner. There is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Beginning with the third quarter of 2014, until such time that we have a distributable cash flow divided by cash distributions ratio (“Distributable Cash Flow Ratio”) of at least 1.0, Holdings, the indirect holder of all of our subordinated units, waived the right to receive distributions on any subordinated units that would cause the Distributable Cash Flow Ratio to be less than 1.0. More importantly, the First Amendment (as defined in Note 6) imposed additional restrictions on our ability to declare and pay quarterly cash distributions with respect to our subordinated units. Additionally, we are restricted under the

Fifth Amendment from paying a distribution with respect to our common units until our Consolidated Total Leverage Ratio is below 5.0. See Note 6 to the consolidated financial statements.
The board of directors of our General Partner suspended paying a quarterly distribution with respect to the fourth quarter of 2015 and every quarter of 2016 and 2017 to conserve any excess cash for the operation of our business. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders and will continue to evaluate our ability to reinstate the distribution in future periods. More importantly, we are restricted under the terms of the Merger Agreement and the Fifth Amendment from paying a distribution until our Consolidated Total Leverage Ratio is below 5.0.
Paid In-Kind Distributions

Class B Convertible Units. As of December 31, 2017, the Class B Convertible Units consisted of 18,335,181 of such units including the additional Class B Convertible Units issued in-kind as a distribution (“Class B PIK Units”). The Class B Convertible Units are not participating securities for purposes of the earnings per unit calculation. Commencing with the quarter ended September 30, 2014 and until converted, as long as certain requirements are met, the holders of the Class B Convertible Units will receive quarterly distributions in an amount equal to $0.3257 per unit. These distributions will be paid quarterly in Class B PIK Units within 45 days after the end of each quarter. Our General Partner was entitled, and has exercised its right, to retain its 2.0% general partner interest in us in connection with the original issuance of Class B Convertible Units. In connection with future distributions of Class B PIK Units, the General Partner is entitled to a corresponding distribution to maintain its 2.0% general partner interest in us. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions. See Note 9.

The following table represents the PIK distribution paid on the Class B Convertible Units for periods ended December 31, 2017 and 2016 (in thousands, except per unit and in-kind distribution units):

Payment Date	Attributable to the Quarter Ended	Per Unit Distribution	In-Kind Class B Convertible Unit Distributions to Class B Convertible Holders	In-Kind Class B Convertible Distributions Value(1)	In-Kind Unit Distribution to General Partner	In-Kind General Partner Distribution Value(1)
2017
February 9, 2018	December 31, 2017	$0.3257	320,890	542	6,549	11
November 11, 2017	September 30, 2017	0.3257	315,370	741	6,436	15
August 11, 2017	June 30, 2017	0.3257	309,946	983	6,325	20
May 11, 2017	March 31, 2017	0.3257	304,615	1,060	6,216	22
2016
February 14, 2017	December 31, 2016	$0.3257	299,375	$404	6,109	$8
November 24, 2016	September 30, 2016	0.3257	294,226	433	6,004	9
August 10, 2016	June 30, 2016	0.3257	289,165	581	5,901	12
May 9, 2016	(2)	0.3257	563,494	1,293	11,499	26

(1)	The fair value was calculated as required, based on the common unit price at the quarter end date for the period attributable to the distribution, multiplied by the number of units distributed.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair values based on the short-term nature of these instruments. The fair value of our Credit Facility (defined in Note 6) approximates its carrying amount due primarily to the variable nature of the interest rate of the instrument and is considered a Level 2 fair value measurement. As of December 31, 2017, the fair value of our term loan was $425.1 million, based on recent trading levels and is considered a Level 2 fair value instrument.
Derivative Financial Instruments
Interest Rate Derivative Transactions
We enter into interest rate cap contracts to limit our London Interbank Offered Rate ("LIBOR") based interest rate risk on the portion of debt hedged at the contracted cap rate. Our interest rate cap position was as follows (in thousands):

				Estimated Fair Value
Notional Amount	Cap Rate	Effective Date	Maturity Date	December 31, 2017
50,000	3.000%	June 30, 2016	June 30, 2018	—
40,000	3.000%	December 31, 2016	January 1, 2018	—
40,000	3.000%	December 31, 2016	July 1, 2018	—
40,000	3.000%	December 31, 2016	January 1, 2019	—
60,000	3.000%	June 30, 2017	June 30, 2019	2
85,000	3.000%	December 31, 2017	June 30, 2018	—
				$2

These interest rate derivatives are not designated as cash flow hedging instruments for accounting purposes and as a result, changes in the fair value are recognized in interest expense immediately.

The fair value of our interest rate derivative transactions is determined based on a discounted cash flow method using contractual terms of the transactions. The floating coupon rate is based on observable rates consistent with the frequency of the interest cash flows. We have elected to present our interest rate derivatives net on the balance sheets. There was no effect of offsetting in the balance sheets as of December 31, 2017 and 2016.

The fair values of our interest rate derivative transactions were as follows (in thousands):

	Significant Other Observable Inputs (Level 2)
	Fair Value Measurement as of
	December 31, 2017	December 31, 2016
Current interest rate derivative assets	$1	$2
Non-current interest rate derivative assets	1	2
Current and non-current interest rate derivative (liabilities)	—	(15)
Total interest rate derivatives	$2	$(11)

The realized and unrealized amounts recognized in interest expense associated with derivatives were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Unrealized loss (gain) on interest rate derivatives	$2	$(147)
Realized loss (gain) on interest rate derivatives	(15)	283

5. LONG-LIVED ASSETS
Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	As of December 31,
		2017	2016
Pipelines	15-30	$571,730	$552,540
Gas processing, treating and other plants	15	520,765	509,840
Compressors	5-15	78,997	72,054
Rights of way and easements	15	49,897	49,998
Furniture, fixtures and equipment	5	9,746	9,269
Capital lease vehicles	3-5	2,114	1,713
Total property, plant and equipment		1,233,249	1,195,414
Accumulated depreciation and amortization		(334,528)	(262,709)
Total		898,721	932,705

Construction in progress		2,173	16,150
Land and other		13,653	22,431
Property, plant and equipment, net		$914,547	$971,286
Depreciation is provided using the straight-line method based on the estimated useful life of each asset. Depreciation expense for the year ended December 31, 2017 and 2016, was $71.9 million and $106.9 million, respectively. Depreciation expense for the year ended December 31, 2016 included $32.5 million (the earnings per unit equivalent of $0.51 for the year ended December 31, 2016) of accelerated depreciation resulting from the assets' shortened useful life due to shutting down the Conroe facility and converting the Gregory facility to a compressor station in 2016. In May 2016, we finalized the sale of a portion of pipeline for $15.0 million, which was determined to be a sale of assets. We recorded a $13.6 million gain on sale of assets in our consolidated statement of operations in connection with this sale.
As part of Partnership-wide cost-saving initiatives, in December 2016 we shut down our Conroe processing plant
(“Conroe”) and converted our Gregory cryogenic processing plant (“Gregory”) into a compressor station. The gas previously processed at Gregory has been re-rerouted to our Woodsboro processing facility beginning in the fourth quarter of 2016. During the year ended December 31, 2017, we sold $2.1 million of the assets associated with Conroe and Gregory. As a result, we recorded an impairment of $1.1 million during the year ended December 31, 2017, to adjust these assets to fair value.

In an effort to further our cost-saving initiatives, management elected to idle the Bonnie View fractionation facility
(“Bonnie View”) in the second quarter of 2017. As a result, all of our Y-grade product is sold to Holdings in accordance with our affiliate Y-grade sales agreement and is being fractionated at the Holdings’ Robstown fractionation facility
(“Robstown”). We plan to utilize Bonnie View as a backup option to the extent Robstown is unable to fractionate our Y-grade product and, therefore, we plan to spend an immaterial amount of capital during the year ending December 31, 2018, to ensure Bonnie View remains available in the future. Our election to idle Bonnie View has not had a material impact to our fourth quarter of 2017 earnings and cash flows, and is not expected to have a material impact on our future earnings and cash flows.

In January 2015, we shut down Gregory for four weeks due to a fire at the facility. In December 2016, we reached a settlement related to the Gregory fire with our insurance carriers. We received the payment of $2.0 million from our insurance carriers in the first quarter of 2017 and recorded a $1.5 million gain related to insurance proceeds received in excess of expenditures incurred to repair Gregory. As stipulated in the Term Loan Agreement (defined in Note 6), we used $1.0 million ($2.0 million of proceeds, net of the 2015 insurance deductible of $0.5 million and additional expenditures to repair Gregory of $0.5 million) of the proceeds to make a mandatory prepayment on our term loan.
Intangible Assets
Intangible assets of $1.3 million and $1.4 million as of December 31, 2017 and 2016, respectively, represent the unamortized value acquired to long-term supply and gathering contracts. These intangible assets are amortized on a straight-line basis over the 30-year expected useful lives of the contracts through 2041. Amortization expense over the next five years related to intangible assets is not significant.
6. LONG-TERM DEBT
Our outstanding debt and related information at December 31, 2017 and 2016 is as follows (in thousands):

	As of December 31,
	2017	2016
Revolving credit facility due 2019	$94,555	$122,555
Term loans due 2021	433,396	438,749
Original issuance discount on term loans due 2021	(1,134)	(1,458)
Total long-term debt (including current portion)	526,817	559,846
Current portion of long-term debt	(4,256)	(4,500)
Debt issuance costs	(8,295)	(11,474)
Total long-term debt	$514,266	$543,872
Outstanding letters of credit	$24,911	$19,378
Remaining unused borrowings	$15,534	$3,067

	Year Ended December 31,
	2017	2016
Weighted average interest rate	6.09%	5.25%
Average outstanding borrowings	$544,112	$591,970
Maximum borrowings	$561,305	$628,055

	Total	2018	2019	2020	2021	Thereafter
Maturity
Long-term debt	$527,951	$4,256	$98,811	$4,256	$420,628	$—

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

The First Amendment, among other things:

(i) (a) revised the maximum Consolidated Total Leverage Ratio set at 5.00 to 1.0 as of the last day of each fiscal quarter after September 30, 2016, without any step-ups in connection with acquisitions;

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

On November 8, 2016, we entered into the third amendment to the Third A&R Revolving Credit Agreement (the "Third Amendment") which stipulated, among other things, that (i) the equity cure funding deadline for the quarter ended September 30, 2016 (“Q3 2016 Equity Cure”) was extended from November 23, 2016 to December 16, 2016, and (ii) the total revolving credit exposure (generally defined as funded borrowings plus letters of credit issued and outstanding) was limited to $145.2 million until the Q3 2016 Equity Cure was funded. The Third Amendment stipulated, among other things, that any Excess Cash Balance (generally defined as unrestricted book cash on hand that exceeds $15 million) as of the last business day of each week would be used to temporarily reduce funded borrowings under our Credit Facility.

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

(ii) reduced the total aggregate commitments under the Third A&R Revolving Credit Agreement from $200 million to $145 million and reduced the sublimit for letters of credit from $75 million to $50 million. Total aggregate commitments was reduced to $135 million on December 31, 2017, and will be further reduced to $125 million on March 31, 2018, $120 million on June 30, 2018 and $115 million on December 31, 2018 and will also be reduced in an amount equal to the net proceeds of any Permitted Note Indebtedness (as defined in the Fifth Amendment) we may incur in the future;

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

(vii) restricts our capital expenditures for growth and maintenance to not exceed certain amounts per fiscal year; and

(viii) beginning with the fiscal quarter ending March 31, 2019, our Consolidated Total Leverage Ratio cannot exceed 5.00 to 1.00 and our Consolidated Senior Secured Leverage Ratio cannot exceed 3.50 to 1.00. Until such time as our Consolidated Total Leverage Ratio is less than 5.00 to 1.00, we will also be restricted from making cash distributions to our unitholders and from entering into acquisition or merger agreements with third-party businesses involving a purchase price greater than $10 million, unless such acquisition is funded entirely using the proceeds from the issuance of equity. In addition, until such time as our Consolidated Total Leverage Ratio is less than or equal to 5.00 to 1.00, we will be required to repay any outstanding borrowings under the Credit Facility in an amount equal to 50% of our Excess Cash Flow (as defined in the Fifth Amendment). Our Consolidated Total Leverage Ratio was 8.14 to 1.00 as of December 31, 2017.

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

Deferred Financing Costs

Deferred financing costs are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included in long-term debt in the balance sheet. Changes in deferred financing costs are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Deferred financing costs, January 1	$11,474	$14,141
Capitalization of deferred financing costs	84	1,366
Write-off of deferred financing costs	—	(1,006)
Amortization of deferred financing costs	(3,263)	(3,027)
Deferred financing costs, December 31	$8,295	$11,474

7. COMMITMENTS AND CONTINGENT LIABILITIES
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

TPL. On April 5, 2017, TPL SouthTex Processing Company, LP (“TPL”), an indirect subsidiary of Targa, filed a Demand for Arbitration with the American Arbitration Association, against FL Rich Gas Services, LP, an indirect subsidiary of the Partnership (“FL Rich”), related to the operation of T2 EF Cogeneration Holdings LLC (“T2 Cogen”). T2 Cogen, the owner of a cogeneration facility in South Texas, is operated by FL Rich pursuant to the terms of the Generation Plant Operating Agreement, dated March 4, 2013 (the “Operating Agreement”). TPL alleges that FL Rich (i) breached the Operating Agreement in its alleged failure to receive from the United States Environmental Protection Agency a Prevention of Significant Deterioration permit thereby harming Targa’s investment in T2 Cogen, (ii) breached its fiduciary duties with respect to funds or assets of T2 Cogen as operator of T2 Cogen under the terms of the Operating Agreement, and (iii) breached the Operating Agreement and the Limited Liability Company Agreement of T2 Cogen (the “LLC Agreement”) in installing a third turbine inside its Lone Star plant. TPL is seeking, among other things, (a) unspecified damages related to the alleged breaches under the Operating Agreement and the LLC Agreement, (b) the return of approximately $26 million in capital contributions to T2 Cogen received from TPL under the LLC Agreement and the Operating Agreement, and (c) the dissolution and liquidation of T2 Cogen and its assets, respectively. An arbitration hearing has been scheduled for August 2018. We believe this matter is without merit and we intend to defend the arbitration vigorously. Because this matter is in an early stage, we are unable to predict its outcome and the possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on our financial position. Depending on the outcome or resolution of this matter, it could have a material effect on our financial position.

Woodsboro. Our General Partner has been named as a defendant in a lawsuit filed on April 29, 2016 in Duval County, Texas styled Victor Henneke, Jr., et al. v. Southcross Energy Partners GP, LLC, et al., Cause No. DC-16-139, 229th Judicial District, Duval County, Texas (the “Henneke Case”). The Henneke Case involves claims by two employees of a third party contractor for personal injury and wrongful death resulting from the alleged negligence of the Partnership related to a pipeline construction project located at our Woodsboro processing facility. The Partnership’s insurance carriers are providing coverage to the Partnership under its general liability policy.  No trial date has been set for the contractual liability claims in the case. A jury trial for the personal injury claims began in Duval County, Texas on September 18, 2017. On September 22, 2017, two different award amounts were determined by the jury, the first of which was determined prior to the jury being released by the judge and the second was determined after the jury was recalled by the judge. The judge ultimately elected not to enter either jury verdict and a new trial was ordered by the court on September 29, 2017. The successor judge has postponed until April 2018 a hearing on the motion for new trial. We believe that we have adequate insurance to cover this matter.

In connection with the Merger, as of February 23, 2018, five putative class actions have been filed in the United States District Court for the Northern District of Texas. The actions were filed against multiple, different entities and individuals, including by way of example only and among others, the Partnership, our General Partner, Southcross Holdings, Holdings GP, AMID, AMID Merger Sub, and certain former and current members of our executive management and the Board of Directors of our General Partner.
The complaints generally allege, among other things, that the registration statement on Form S-4 (file no. 333-222501) is false and materially misleading and that the defendants have violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. Generally, the complaints seek class certification, injunctive relief, damages, declaratory relief, and attorney’s fees and court costs.
The five actions filed in the United States District Court for the Northern District of Texas are captioned as follows:

•
Robinson Iglesias v. Southcross Energy Partners, L.P., Southcross Energy Partners GP, LLC, Southcross Holdings LP, Southcross Holdings GP LLC, Bruce A. Williamson, David W. Biegler, Andrew A. Cameron, Nicholas J. Caruso, Jason H. Downie, Wallace Henderson, Jerry W. Pinkerton, Cherokee Merger Sub LLC, and American Midstream Partners, LP, Civil Action No. 3:18-cv-00158-N.

•
Anthony Franchi v. Southcross Energy Partners, L.P., Southcross Energy Partners GP, LLC, Bruce A. Williamson, David W. Biegler, Andrew A. Cameron, Nicholas J. Caruso, Jr., Jason H. Downie, Jerry W. Pinkerton, Randall S. Wade, American Midstream Partners, LP, American Midstream Partners GP, LLC, and Cherokee Merger Sub LLC, Civil Action No. 3:18-cv-00179-D.

•
Adrian Marshall v. Southcross Energy Partners, L.P., Southcross Energy Partners GP, LLC, Southcross Holdings LP, Southcross Holdings GP LLC, Bruce A. Williamson, David W. Biegler, Andrew A. Cameron, Nicholas J. Caruso, Jr., Jason H. Downie, Jerry W. Pinkerton, Randall S. Wade, Bret M. Allan, AmericanMidstream Partners, LP, and Cherokee Merger Sub LLC, Civil Action No. 3:18-cv-00272-D.

•
Kristin Doller v. Southcross Energy Partners, L.P., Southcross Energy Partners GP, LLC, Southcross Holdings LP, Southcross Holdings GP LLC, David W. Biegler, Andrew A. Cameron, Nicholas J. Caruso, Jr., Jason H. Downie, Jerry W. Pinkerton, Randall S. Wade, and Bruce A. Williamson, Civil Action No. 3:18-cv-00291-N.

•
Robert Johnson v. Southcross Energy Partners, L.P., Southcross Energy Partners GP, LLC, Southcross Holdings LP, Southcross Holdings GP LLC, Bruce A. Williamson, David W. Biegler, Andrew A. Cameron, Nicholas J. Caruso, Jr., Jason H. Downie, Jerry W. Pinkerton, Randall S. Wade, Civil Action No. 3:18-cv-00289-C

All defendants deny any wrongdoing in connection with the proposed Transaction and plan to defend rigorously against all pending claims.

Corpus Christi Alumina LLC v. Southcross Marketing Co. Ltd. (In re Sherwin Alumina Co., LLC), Case No. 18-02024 (Bankr. S.D. Tex.)  Corpus Christi Alumina LLC the assignee of Sherwin Alumina Company LLC is seeking to recover from our subsidiary Southcross Marketing Co. Ltd., up to $10 million for natural gas payments made to us prior to Sherwin’s 2016 bankruptcy.  We believe this claim to be without merit and intend to vigorously defend this claim and do not believe this to have a material effect on our financial position.

Regulatory Compliance
In the ordinary course of our business, we are subject to various laws and regulations. In the opinion of our management, compliance with current laws and regulations will not have a material effect on our results of operations, cash flows or financial condition.
Leases
Capital Leases

We have vehicle leases that are classified as capital leases. The termination dates of the lease agreements vary from 2017 to 2019. We recorded amortization expense related to the capital leases of $0.6 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively. Capital leases entered into during the years ended December 31, 2017 and 2016 were $0.5 million and $0.4 million. The capital lease obligation amounts included in the balance sheets were as follows (in thousands):

	December 31, 2017	December 31, 2016
Other current liabilities	$410	$396
Other non-current liabilities	410	497
Total	$820	$893

Operating Leases
We maintain operating leases in the ordinary course of our business activities. These leases include those for office and other operating facilities and equipment. The termination dates of the lease agreements vary from 2018 to 2025. Expenses associated with operating leases, recorded in operations and maintenance expenses and general and administrative expenses in our statements of operations, were $5.8 million for the years ended December 31, 2017 and 2016, respectively. A rental reimbursement included in our lease agreement associated with the office space we leased in June 2015 of $2.1 million, net of amortization, has been recorded as a deferred liability in our consolidated balance sheets as of December 31, 2017. This amount will continue to be amortized against the lease payments over the length of the lease term.
Future Minimum Lease Payments
Future minimum annual rental commitments under our capital and operating leases at December 31, 2017 were as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
2018	$410	$3,409
2019	274	2,912
2020	124	1,148
2021	12	922
2022	—	941
Thereafter	—	2,909
Total future payments	820	$12,241
Less: Imputed interest	$(20)
Future lease payments	$800

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

	Year Ended December 31,
	2017	2016
Charlesbank Capital Partners, LLC (1)	$—	$97
EIG	165	62
Tailwater	170	61
Total fees and expenses paid for director services to affiliated entities	$335	$220

(1)	Charlesbank Capital Partners, LLC indirectly owned approximately one-third of Holdings until April 13, 2016.

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

	Year Ended December 31,
	2017	2016
Reimbursements included in general and administrative expenses	$11,176	$11,894
Reimbursements included in operations and maintenance expenses	16,057	20,872
Total reimbursements to our General Partner and its affiliates	$27,233	$32,766

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

We have a gas gathering and processing agreement (the “G&P Agreement”) and an NGL sales agreement (the “NGL Agreement”) with an affiliate of Holdings. Under the terms of these commercial agreements, we transport, process and sell rich natural gas for the affiliate of Holdings in return for agreed-upon fixed fees, and we can sell natural gas liquids that we own to Holdings at agreed-upon fixed prices. The NGL Agreement also permits us to utilize Holdings’ fractionation services at market-based rates. We had purchases of NGLs from Holdings of $1.7 million and $10.0 million for the years ended December 31, 2017 and 2016, respectively.

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

We recorded revenues from affiliates of $195.7 million and $97.5 million for the years ended December 31, 2017 and 2016, respectively, in accordance with the G&P Agreement, the NGL Agreement and the series of commercial agreements.

We had accounts receivable due from affiliates of $33.2 million and $8.0 million as of December 31, 2017 and 2016, respectively, and accounts payable due to affiliates of $0.4 million and $0.5 million as of December 31, 2017 and 2016, respectively. The affiliate receivable and payable balances are related primarily to transactions associated with Holdings, noted above, and our joint venture investments (defined in Note 12). The receivable balance due from Holdings is current as of December 31, 2017.

See Note 9 for our issuance of common units to Holdings.

In connection with the execution of the Fifth Amendment, on December 29, 2016, the Partnership entered into (i) the
Investment Agreement with Holdings and Wells Fargo Bank, N.A., (ii) the Backstop Agreement with Holdings, Wells Fargo
Bank, N.A. and the Sponsors and (iii) the Equity Cure Contribution Amendment with Holdings. See Notes 1 and 5 for additional details.

9. PARTNERS' CAPITAL
Ownership
Our units outstanding as of December 31, 2017 are as follows (in units):

	Partners’ Capital

		Owned By Parent

	Public	Holdings	Class B		General
	Common	Common	Convertible	Subordinated	Partner
Units outstanding as of December 31, 2015	21,804,219	6,616,400	15,958,990	12,213,713	1,154,965
Vesting of LTIP units, net	205,797	—	—	—	—
In-kind distributions and issuances to general partner to maintain 2.0% ownership	—	—	1,146,885	—	433,233
Common unit issuances to Holdings related to equity cures	—	19,875,674	—	—	—
Units outstanding as of December 31, 2016	22,010,016	26,492,074	17,105,875	12,213,713	1,588,198
Vesting of LTIP units, net	112,097	—	—	—	—
In-kind distributions and issuances to general partner to maintain 2.0% ownership	—	—	1,229,306	—	27,375
Units outstanding as of December 31, 2017	22,122,113	26,492,074	18,335,181	12,213,713	1,615,573
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

Class B Convertible Units

As of December 31, 2017, the Class B Convertible Units consist of 18,335,181 units, inclusive of any Class B PIK Units issued. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions as noted below.

Our Partnership Agreement does not allow additional Class B Convertible Units (other than Class B PIK Units) to be issued without the prior approval of our General Partner and the holders of a majority of the outstanding Class B Convertible Units. As of December 31, 2017, all of our outstanding Class B Convertible Units were indirectly owned by Holdings.

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

On February 14, 2017, we issued 299,375 Class B Convertible Units to Holdings and 6,109 general partner units to our General Partner for the quarter ended December 31, 2016. On May 11, 2017, we issued 304,615 Class B Convertible Units to

Holdings and 6,216 general partner units to our General Partner related to the quarter ended March 31, 2017, which were not previously issued. On August 11, 2017, we issued 309,946 Class B Convertible Units to Holdings and 6,325 general partner units to our General Partner related to the quarter ended June 30, 2017. On November 11, 2017, we issued 315,370 Class B Convertible Units to Holdings and 6,436 general partner units to our General Partner related to the quarter ended September 30, 2017. On February 9, 2018, we issued 320,890 Class B Convertible Units to Holdings and 6,549 general partner units to our General Partner for the quarter ended December 31, 2017.

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
General Partner Interests
As defined by the Partnership Agreement, general partner units are not considered to be units (common or subordinated), but are representative of our general partner's 2.0% ownership interest in us. Our General Partner has received general partner unit PIK distributions in connection with the Class B Convertible Units. In connection with other equity issuances, our General Partner has made capital contributions in exchange for additional general partner units to maintain its 2.0% ownership interest in us. In connection with the 8,029,729 common units issued to Holdings on May 2, 2016 and the 359,459 common units issued to Holdings on May 13, 2016, our General Partner made capital contributions in exchange for 171,209 general partner units to maintain its 2.0% ownership interest in us. In connection with the 11,486,486 common units issued to Holdings on December 29, 2016, we received cash from our General Partner in exchange for 234,419 general partner units to maintain its 2.0% ownership interest in us.
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

The following table summarizes information regarding awards of units granted under the LTIP:

	Units	Weighted-Average Fair Value at Grant Date
Unvested - December 31, 2015	687,920	$15.56
Granted units	47,500	3.56
Forfeited units	(73,493)	15.35
Units recaptured for tax withholdings (1)	(87,849)	16.42
Vested Units (1)	(205,797)	15.92
Unvested - December 31, 2016	368,281	$14.91
Forfeited units	(109,336)	$13.47
Units recaptured for tax withholdings (1)	(48,752)	$14.27
Vested Units (1)	(112,097)	$13.93
Unvested - December 31, 2017	98,096	$10.95

(1)
The weighted-average fair value price on the date of vesting for our vested units was $2.63 and $1.57 for the years ended December 31, 2017 and 2016. The weighted-average fair value price on the date of vesting for our units recaptured for tax withholdings was $2.68 and $1.52 for the years ended December 31, 2017 and 2016.

For the year ended December 31, 2017, we did not grant any equity awards under the LTIP. For the year ended December 31, 2016, we granted awards under the LTIP, with an aggregate grant date fair value of $0.2 million which we have classified as equity awards. As of December 31, 2017 and 2016, we had total unamortized compensation expense of $0.3 million and $3.1 million related to unvested awards. Compensation expense associated with awards is expected to be recognized over the three-year vesting period from each equity award's grant date. As of December 31, 2017 and 2016, we had 5,330,004 and 5,171,916 units, respectively, available for issuance under the LTIP.
Unit Based Compensation Expense

The following table summarizes information regarding recognized compensation expense, which is included in general and administrative and operations and maintenance expense in our statements of operations (in thousands):

	Year Ended December 31,
	2017	2016
Unit-based compensation	$1,375	$3,523
Employee Savings Plan
We have employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, whereby employees of our General Partner may contribute a portion of their base compensation to the employee savings plan, subject to limits. We provide a matching contribution each payroll period equal to 100% of the employee's contribution up to the lesser of 6% of the employee's eligible compensation or $16,200 annually for the period. The following table summarizes information regarding contributions and the expense recognized for the matching contributions, which is included in operating and maintenance expense and general and administrative expense in our statements of operations (in thousands):

	Year Ended December 31,
	2017	2016
Matching contributions expensed for employee savings plan	$731	$1,252

11. REVENUES
We had revenues consisting of the following categories (in thousands):

	Year Ended December 31,
	2017	2016
Sales of natural gas	$379,423	$271,302
Sales of NGLs and condensate	179,247	158,968
Transportation, gathering and processing fees	103,669	113,482
Other (1)	3,610	4,971
Total revenues	$665,949	$548,723

(1) Other revenue for the year ended December 31, 2017 includes $1.1 million of business interruption insurance proceeds related to the outage at Holdings’ Lancaster gas treating facility in February 2016.

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

We evaluate investments in joint ventures for impairment when factors indicate that a decrease in the value of the investment has occurred that is not temporary. During the fourth quarter of 2016, as part of firm wide cost-saving initiatives, management decided to significantly reduce the utilization of the T2 Cogen facility. In the immediate future, the T2 Cogen facility will be utilized only as a swing or backup facility for our Lone Star processing facility ("LS1"). As volumes are expected to increase in the ensuing years, management expects to need the generation capacity from the T2 Cogeneration facility to provide power to its LS1 facility. As the LS1 facility represents a more economical option to provide electricity to the Lone Star processing plant, management’s decision to reduce the utilization of the T2 Cogen substantially and as the electricity sales to FL Rich Gas Services represents the only source of revenue for T2 Cogen, the reduction in utilization significantly reduces the operating income associated with these assets. As a result in this change in the use of the T2 Cogen assets, T2 Cogen tested such assets for impairment, and recorded a $13.3 million impairment during the fourth quarter of 2016. We recorded our proportionate share 50% of such impairment within equity in losses of joint venture investments.

The joint ventures’ summarized financial data from their statements of operations for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Revenue
T2 Eagle Ford	$4,319	$5,667
T2 Cogen	421	2,556
T2 LaSalle	1,619	1,963

Net loss
T2 Eagle Ford	$(19,454)	$(19,312)
T2 Cogen	(3,730)	(19,998)
T2 LaSalle	(5,872)	(5,872)

Our equity in losses of joint venture investments is comprised of the following for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
T2 Eagle Ford	$(9,727)	$(9,656)
T2 Cogen	(1,865)	(9,999)
T2 LaSalle	(1,468)	(1,468)
Equity in losses of joint venture investments	$(13,060)	$(21,123)
Our investments in joint ventures is comprised of the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
T2 Eagle Ford	$92,248	$101,669
T2 Cogen	4,425	6,003
T2 LaSalle	15,074	16,424
Investments in joint ventures	$111,747	$124,096
The joint ventures’ summarized balance sheets as of December 31, 2017 and 2016 is as follows (in thousands):

	December 31, 2017	December 31, 2016
T2 Cogen
Current assets	$517	$603
Property, plant and equipment, net	8,746	12,000
Total assets	9,263	12,603
Total liabilities	414	596
Total equity	8,849	12,006
Total liabilities and equity	$9,263	$12,603

T2 Eagle Ford
Current assets	$2,150	$2,517
Property, plant and equipment, net	185,399	203,810
Total assets	187,549	206,327
Total liabilities	2,146	2,173
Total equity	185,403	204,154
Total liabilities and equity	$187,549	$206,327

T2 LaSalle
Current assets	$801	$1,046
Property, plant and equipment, net	60,583	66,028
Total assets	61,384	67,074
Total liabilities	971	1,262
Total equity	60,413	65,812
Total liabilities and equity	$61,384	$67,074
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

Our top ten customers, excluding affiliates, for the years ended December 31, 2017 and 2016 represent the following percentages of consolidated revenue:

	Year Ended December 31,
	2017	2016
Top ten customers	46.4%	53.5%

The percentage of total consolidated revenue for each customer, excluding affiliates, that exceeded 10% of total revenues for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
	2017	2016
Trafigura AG	(a)	10.7%

(a) Information is not provided for periods for which the customer or producer was less than 10% of our consolidated revenue.
For the years ended December 31, 2017 and 2016, we did not experience significant nonpayment for services. We had no allowance for uncollectible accounts receivable at December 31, 2017. We recorded an allowance for uncollectible accounts receivable of $0.1 million at December, 31, 2015, which was written off in 2016.
14. SUBSEQUENT EVENTS
On January 22, 2018, in connection with the Investment Agreement and Backstop Agreement, the Sponsors provided us $15.0 million in exchange for the Investment Notes. See Note 2 to the consolidated financial statements.

15. SUPPLEMENTAL INFORMATION
Supplemental Cash Flow Information (in thousands)

	Year Ended December 31,
	2017	2016
Supplemental Disclosures:
Cash paid for interest	$35,142	$32,459
Cash received for taxes	4	52
Supplemental schedule of non-cash investing and financing activities:
Accounts payable related to capital expenditures	1,042	3,186
Capital lease obligations	140	423
Accrued distribution equivalent rights on the LTIP units	—	11
Class B Convertible unit in-kind distributions	3,188	2,307
Common unit issuances to General Partner related to equity cures and equity contributions	—	854

Capitalization of Interest Cost
We capitalize interest on projects during their construction period. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is depreciated over the estimated useful life of the asset constructed. We incurred the following interest costs (in thousands):

	Year Ended December 31,
	2017	2016
Total interest costs	$38,723	$36,066
Capitalized interest included in property, plant and equipment, net	(542)	(900)
Interest expense	$38,181	$35,166

Southcross Assets Considered Leases to Third Parties
We have pipelines that transport natural gas to two power plants in Nueces County, Texas under fixed-fee contracts. The contracts have a primary term through 2029 and an option to extend the agreement by an additional term of up to ten years. These contracts are considered operating leases under the applicable accounting guidance.

Future minimum annual demand payment receipts under these agreements as of December 31, 2017 were as follows: $2.2 million in 2018; $2.2 million in 2019; $2.2 million in 2020; $1.5 million in 2021; $1.5 million in 2022 and $10.2 million thereafter. The revenue for the demand payments is recognized on a straight-line basis over the term of the contract. The demand fee revenues under the contracts were each $2.6 million for the years ended December 31, 2017 and 2016, respectively, and have been included within transportation, gathering and processing fees within Note 11. These amounts do not include variable fees based on the actual gas volumes delivered under the contracts. Variable fees recognized in revenues within transportation, gathering and processing fees within Note 11 were $1.0 million and $3.0 million for the years ended December 31, 2017 and 2016, respectively. Deferred revenue associated with these agreements was $11.6 million and $8.5 million at December 31, 2017 and 2016, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the direction of our general partner’s Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our General Partner's management is responsible for establishing and maintaining adequate internal control over our financial reporting. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2017, based on the framework and criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our General Partner’s management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
This Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting as a smaller reporting company. As defined in Rule 12b-2 of the Exchange Act, we meet the criteria to be a smaller reporting company and have elected to use the reporting exemptions of a smaller reporting company in connection with the preparation of the consolidated financial statements as of December 31, 2017. Pursuant to the smaller reporting company requirements we are not required to to include an attestation report of our independent registered public accounting firm on internal control over financial reporting.
Changes in Internal Control
No change in internal control over financial reporting occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
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

Name	Age	Position with Southcross Energy Partners GP, LLC
Bruce A. Williamson	58	Chairman, President and Chief Executive Officer
Bret M. Allan(1)	49	Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Joel D. Moxley(1)	59	Senior Vice President and Chief Commercial Officer
Kelly J. Jameson(1)	53	Senior Vice President, General Counsel and Corporate Secretary
David W. Biegler(1)	71	Director
Andrew A. Cameron	58	Director
Nicholas J. Caruso	72	Director
Jason H. Downie(1)	47	Director
Randall S. Wade	47	Director
Jerry W. Pinkerton	77	Director

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

Bruce A. Williamson
Mr. Williamson was elected as Chairman, President and Chief Executive Officer of our General Partner on January 6, 2017. Mr. Williamson joined the Board of our General Partner in April 2013 and served as an independent director designee of the Sponsors as a result of contractual arrangements. Mr. Williamson previously served as a member of the Audit Committee, Compensation Committee and Conflicts Committee of the Board of our General Partner. In July 2016, Mr. Williamson became the Chairman of the Board of Holdings GP and no longer was an independent director of our General Partner.

Mr. Williamson has over 35 years of experience encompassing all facets of the energy value chain. Most recently, Mr. Williamson was the President and Chief Executive Officer and director of Cleco Corporation (now Cleco Corporate Holdings LLC), an energy services company, from July 2011 to April 2016 and was the Chairman, President and Chief Executive Officer at Dynegy, Inc., an energy services company, from 2002 through 2011. Prior to his role at Dynegy, Inc., Mr. Williamson was the President and Chief Executive Officer at Duke Energy Global Markets. Prior to Duke, Mr. Williamson was Senior Vice President Finance at PanEnergy Corp. and also worked for Shell Oil Company for 14 years in exploration and production in the United States and internationally.
Mr. Williamson also serves on the board of TerraForm Power, Inc. Mr. Williamson received his bachelor's degree in finance from the University of Montana, and his master's in business administration from the University of Houston.
Joel D. Moxley
Joel D. Moxley was appointed Senior Vice President and Chief Commercial Officer of our General Partner in June 2015. Since June 2015, Mr. Moxley has also served as the Senior Vice President and Chief Commercial Officer of Holdings GP.
Before joining our General Partner and Holdings GP, Mr. Moxley served as Senior Vice President of Operations Services for Crestwood Equity Partners LP and Crestwood Midstream Partners LP (collectively, “Crestwood”), both midstream master limited partnerships until May 2015. The two entities were formed in May 2013 and October 2013, respectively, through a merger between Inergy, L.P. and Crestwood Holdings GP, which became collectively Crestwood Equity Partners LP, and a merger between Crestwood Midstream Partners LP and Inergy Midstream, L.P., which became collectively Crestwood Midstream Partners LP. Mr. Moxley’s responsibilities included oversight of a variety of functions including human resources, information technology, operational engineering, supply chain, risk management and safety and regulatory that supported Crestwood. From October 2010 to May 2013, Mr. Moxley was the Chief Operating Officer for Crestwood Holdings GP and Crestwood Midstream Partners LP, where Mr. Moxley was responsible for operations, commercial, engineering, environmental, safety, regulatory and supply chain activities. From April 2008 to October 2010, Mr. Moxley was a part of a team that evaluated midstream acquisition opportunities on behalf of a private equity sponsor that ultimately acquired Quicksilver Gas Services LP, a midstream master limited partnership, which was subsequently renamed Crestwood Midstream Partners LP. Prior to joining companies now affiliated with Crestwood, Mr. Moxley was Senior Vice President of Crosstex Energy, L.P. (“Crosstex”) with responsibility for the commercial activities of Crosstex’s South Louisiana gas processing and NGL fractionation assets as well as the marketing of NGLs for Crosstex companywide. Mr. Moxley’s experience also includes midstream leadership roles at Enterprise Products Partners L.P., El Paso Corporation, PG&E Corporation, Valero Energy Corporation and Occidental Petroleum.
Mr. Moxley received a bachelor’s degree in Chemical Engineering from Rice University. He is also a past Chairman of the Gas Processors Association and has served as a board member of the Texas Pipeline Association and the Petrochemical Feedstock Association of the Americas.
Bret M. Allan
Bret M. Allan was appointed Senior Vice President and Chief Financial Officer of our General Partner in June 2015. Effective December 2, 2016, Mr. Allan also assumed the responsibilities of principal accounting officer. Since June 2015, Mr. Allan additionally has served as the Senior Vice President and Chief Financial Officer of Holdings GP.

Prior to joining our General Partner and Holdings GP, Mr. Allan was Vice President, Finance and Treasurer for Energy Transfer Partners, L.P. From 2010 through 2015, Mr. Allan led the treasury, cash management, credit and corporate planning functions for Regency Energy Partners LP ("Regency"), a midstream master limited partnership within the Energy Transfer group. While at Regency, Mr. Allan helped lead numerous capital raising transactions and supported numerous acquisitions and recapitalizations.

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
David W. Biegler
David W. Biegler served as Chairman of the board of directors of our General Partner from August 2011 to January 6, 2017 and currently serves as a director of our General Partner. Mr. Biegler served as Chairman of the board of directors and Chief Executive Officer of our General Partner from August 2011 to December 2014 and as President of our General Partner from October 2012 to March 2014. From August 2014 to July 2016, Mr. Biegler has also served as the Chairman of the board of directors of Holdings GP, and he served as Chief Executive Officer of Holdings GP from August 2011 through December 2014.
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
On August 4, 2014, Southcross Energy LLC, a Delaware limited liability company and the predecessor of the Partnership, and TexStar Midstream Services, LP, a Texas limited partnership, combined pursuant to a Contribution Agreement in which Southcross Holdings LP, a Delaware limited partnership ("Holdings") was formed (the "Holdings Transaction"). In connection with the Holdings Transaction, Mr. Biegler was selected to serve as Chairman for a two year term or until his earlier death or resignation by the majority of the directors of our General Partner, as a result of contractual arrangements. There are no current arrangements with Mr. Biegler.
Andrew A. Cameron
Andrew A. Cameron was elected as an independent member of the board of directors of our General Partner in January 2017. Mr. Cameron serves as a member of the Audit Committee, Conflicts Committee and Compensation Committee of the board of directors of our General Partner. Mr. Cameron has more than 37 years of experience in auditing, internal controls, finance and accounting. He retired as Vice President, Internal Audit and SOX Compliance of Vistra Energy, formerly Energy Future Holdings Corp., an electric utility company, in 2016. During the time Mr. Cameron served as Vice President, Internal Audit and SOX Compliance, Energy Future Holdings Corp. filed for Chapter 11 bankruptcy in April of 2014. Prior to his employment at Energy Future Holdings Corp., Mr. Cameron was Vice President and Controller from 2000 to 2004 at a subsidiary company of TXU Corp., an electric utility company and the predecessor company of Energy Future Holdings Corp., where he served in other finance and accounting roles from 1997 to 2000. Mr. Cameron served in various finance and audit positions with ENSERCH Corporation from 1984 to 1997. Mr. Cameron worked for KPMG from 1979 to 1984. Mr. Cameron has served as a financial consultant for the Dallas Symphony Association since October 2017. Mr. Cameron received a bachelor’s degree in business and administration from the University of Strathclyde, Glasgow, Scotland and is a Certified Public Accountant.
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
Mr. Downie has more than 20 years of investment experience and co-founded Tailwater Capital, LLC in January 2013. At Tailwater, Mr. Downie’s primary responsibilities include deal sourcing, transaction execution and monitoring of portfolio companies as well as executive leadership of Tailwater. Prior to co-founding Tailwater, Mr. Downie was a partner with HM

Capital Partners, a private equity firm, from August 2000 to December 2012 and served on its investment committee. He joined HM Capital in August 2000 from Rice Sangalis Toole and Wilson, a mezzanine private equity firm, where he was an associate, from June 1999 until August 2000. Prior to Rice Sangalis Toole and Wilson, Mr. Downie was an associate in the equity trading group with Donaldson, Lufkin & Jenrette and was responsible for energy and transportation. Mr. Downie currently serves as a director of TW SWD & Solids Holdco LP, Pivotal Petroleum Partners LP, TSL Holdings I LP, Align Midstream Partners LP and Petro Waste Environmental. Mr. Downie received a bachelor’s degree and master’s degree in business administration from The University of Texas at Austin.
Mr. Downie serves as the director designee of Tailwater, one of our Sponsors, as a result of contractual arrangements entered into in connection with the Holdings Transaction. In addition to his affiliation with Tailwater, Mr. Downie was selected to serve as a director due to, his knowledge of the energy industry and his financial and business expertise.
Randall S. Wade
Randall S. Wade was appointed to the board of directors of our General Partner in December 2017. Since December 2017, Mr. Wade has also served on the board of directors of Holdings GP.
Mr. Wade has more than 25 years of investment experience. He is currently the Chief Operating Officer for EIG Global Energy Partners, LLC ("EIG") and a member of each of its Investment and Executive Committee. He has primary responsibility for the operations and administration of the firm and its investment vehicles. Since joining EIG in 1996, Mr. Wade has filled various roles including head of EIG’s structured funds, investment principal with coverage responsibility for Australia, and as an analyst for oil and gas investments. Prior to joining EIG, Mr. Wade was a Commercial Lending Officer for First Interstate Bank of Texas, where he was responsible for developing a middle-market loan portfolio. Mr. Wade currently serves as an investment committee member for each of Triloma EIG Global Energy Fund and Triloma EIG Global Energy Term Fund I. He received a bachelor’s degree in economics and a bachelor's degree of business administration in finance from the University of Texas at Austin.
Mr. Wade serves as the director designee of EIG, one of our Sponsors. In addition to his affiliation with EIG, Mr. Wade was selected to serve as a director on the board due to his financial and business expertise.
Jerry W. Pinkerton
Jerry W. Pinkerton was appointed as an independent member of the board of directors of our General Partner in April 2012. In addition, Mr. Pinkerton serves as Chairman of the Audit Committee and Chairman of the Conflicts Committee of the board of directors of our General Partner. With respect to the Audit Committee, Mr. Pinkerton qualifies as an "audit committee financial expert." Mr. Pinkerton has over 55 years of management, finance and accounting experience and has held various positions in several publicly traded companies. Mr. Pinkerton served on the board of directors and a member of the audit committee of the general partner of Holly Energy Partners, L.P., a publicly traded master limited partnership that owns and operates petroleum product and crude oil pipeline and terminal, tankage and loading rack facilities, from July 2004 to June 2017, and as chairman of its audit committee until November 2016. From December 2000 to December 2003, Mr. Pinkerton served as a consultant to TXU Corp. (now Vistra Energy), and, from August 1997 to December 2000, he served as Controller of TXU Corp. and its U.S. subsidiaries. From August 1988 until its merger with TXU Corp. in August 1997, Mr. Pinkerton served as the Vice President and Chief Accounting Officer of ENSERCH Corporation. Prior to joining ENSERCH in August 1988, Mr. Pinkerton was employed for 26 years as an auditor by Deloitte Haskins & Sells, a predecessor firm of Deloitte & Touche, LLP, including 15 years as an audit partner. From May 2008 to June 2011, Mr. Pinkerton also served on the board of directors of Animal Health International, Inc., an animal health distribution company, where he also served as chairman of its audit committee. Mr. Pinkerton received his bachelor’s degree in accounting from The University of North Texas.
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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that, all reporting obligations of our General Partner's officers, directors and greater than 10% unitholders under Section 16(a) were satisfied during the year ended December 31, 2017.

Item 11.	Executive Compensation
Executive Compensation Discussion
Overview of our Executive Compensation Program
This executive compensation discussion describes the compensation policies, programs, material components and decisions of the Compensation Committee with respect to our General Partner’s executive officers, including the following individuals who are referred to as our “Named Executive Officers” in 2017:

•	Bruce A. Williamson, Chairman, President and Chief Executive Officer;

•	John E. Bonn, Former President and Chief Executive Officer;

•	Joel D. Moxley, Senior Vice President and Chief Commercial Officer; and

•	Bret M. Allan, Senior Vice President and Chief Financial Officer.
Our General Partner's compensation practices and programs generally are designed to attract, retain and motivate exceptional leaders and structured to align compensation with our overall performance. The compensation practices and programs have been implemented to promote achievement of short-term and long-term business objectives consistent with our strategic plans and are applied to reward performance. To accomplish these objectives, the compensation program in 2017 consisted of the following components: (i) base salary, designed to compensate executive officers for work performed during the fiscal year; (ii) bonus, designed to reward executive officers for performance; (iii) long-term incentive compensation in the form of cash awards, designed to retain our talent and compensate our executive officers, including our Named Executive Officers, for long-term service; and (iv) certain benefits, perquisites, retirement, severance and change in control arrangements.
Our General Partner, under the direction of its board of directors, is responsible for managing our operations and employs all of the employees that operate our business. We reimburse our General Partner, generally on a dollar-for-dollar basis, for the compensation attributable to the work performed on our behalf by its employees. Certain of the employees of our General Partner provide management, administrative, operational and workforce related services to our affiliates, including Holdings, which owns 100% of our General Partner, and is an affiliate of our Sponsors.
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
The Compensation Committee has overall responsibility for evaluating and approving the compensation plans, policies and programs of our General Partner. To that end, the Compensation Committee has the responsibility, power and authority to set the compensation of executive officers, determine grant awards under and administer our equity compensation plans, and assume responsibility for all matters related to the foregoing. The Compensation Committee is charged, among other things, with the responsibility of reviewing the executive officer compensation policies and practices for (i) adherence to our compensation philosophy and (ii) ensuring that the total compensation paid to our executive officers is fair, reasonable and competitive. In 2017, these compensation programs for executive officers consisted of base salary and bonus awards, earnings under cash awards under our 2016 Cash-Based Long-Term Incentive Plan, as described below, as well as other customary employment benefits. Total compensation of executive officers and the relative emphasis of our main components of compensation are reviewed at least annually by the Compensation Committee, which then makes recommendations to the board of directors of our General Partner for its approval.
It is the practice of the Compensation Committee to meet in person or by conference call at least once a year to, among other things: (i) assess the performance of the Chief Executive Officer and other executive officers with respect to our results for the preceding year, (ii) establish compensation levels for each executive officer for the ensuing year, (iii) determine the amount of the annual bonus pool approved by the board of directors of our General Partner to be paid to the executive officers, after taking into account both the target bonus levels established for those executive officers at the outset of the preceding year and the foregoing performance factors, (iv) determine cash awards under the 2016 Cash-Based Long-Term Incentive Plan and (v) determine bonus payments to be made in the event of a change in control for executive officers and other key employees. Our Chief Executive Officer participates in the process of allocating our bonus pool and makes recommendations to the Compensation Committee regarding the amount of bonuses and other compensation paid to executive officers, other than to the Chief Executive Officer.
Compensation Components and Analysis
Base Salary. None of our Named Executive Officers received an increase in their base salary in 2017. Base salaries for our Named Executive Officers are reviewed periodically by the Compensation Committee, with adjustment expected to be made generally in accordance with the considerations described above and to maintain base salaries at competitive levels.
Annual Performance-Based Compensation. Each of our Named Executive Officers is eligible to participate in an incentive bonus compensation program under which incentive awards are determined annually. For 2017, the board of directors of our General Partner granted bonuses to Joel Moxley and Bret Allan in the amount of $297,750 and 247,500, respectively.
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
Benefit Plans, Perquisites and Retirement.  We provide our executive officers, including our Named Executive Officers, with a standard complement of health and retirement benefits under the same plans as all other employees, including medical, dental and vision benefits, disability and life insurance coverage, and a defined contribution plan that is tax-qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). We believe that our health benefits provide stability to our Named Executive Officers, thus enabling them to better focus on their work responsibilities, while our 401(k) Plan provides a vehicle for tax-preferred retirement savings with additional compensation in the form of an employer match that adds to the overall desirability of our executive compensation package. For 2017, we provided an employer match under our 401(k) Plan equal to 100% of employee contributions up to 6% of eligible compensation, subject to the annual maximum contribution limit imposed by the Internal Revenue Service. None of our Named Executive Officers participated in any defined benefit pension plans or non-qualified deferred compensation plans.
Severance Agreements.    We maintain severance and other compensatory agreements with our executive officers for a variety of reasons, including the fact that severance agreements can be an important recruiting tool in the market in which we compete for talent. Certain provisions in some of these agreements, such as confidentiality, non-solicitation and non-compete clauses, protect us and our unitholders after the termination of the employment relationship. We believe that it is appropriate to compensate former executives for these post-termination agreements, and that compensation helps to enhance the enforceability of these arrangements. Please see the section below entitled “Potential Payments Upon a Termination or Change in Control” for discussion regarding severance agreements with our Named Executive Officers.
Change in Control Agreements. In 2017, our General Partner entered into bonus agreements with Messrs. Williamson, Moxley and Allan. These bonus agreements provide that such Named Executive Officer will be eligible to receive a one-time lump sum cash payment in the event of a Change of Control (as such term is defined therein), so long as such Named Executive Officer remains employed by our General Partner through the date of the Change of Control. Please see the section below entitled “Potential Payments Upon a Termination or Change in Control” for discussion regarding change in control agreements with our Named Executive Officers.
Recoupment Policy.    Equity awards granted under the LTIP are subject to recovery, including modification and forfeiture, for certain “Act[s] of Misconduct” as defined in the LTIP. We currently do not have a recovery policy applicable to annual cash bonuses, if any are awarded. The Compensation Committee will continue to evaluate the need to amend such a policy, in light of current legislative policies and economic and market conditions.
2017 Summary Compensation Table
The following table (the "Summary Compensation Table") sets forth certain information with respect to the compensation paid to our Named Executive Officers for the years ended December 31, 2016 and 2017:

Name and Principal Position	Year	Salary ($)	Bonus($)(1)	All other compensation ($)(2)	Total ($)
Bruce A. Williamson(3)	2017	1,000,000	—	16,827	1,016,827
Chairman, President and Chief Executive Officer	2016	—	—	190,000	190,000
John E. Bonn (4)	2017	65,236	300,000	2,051,282	2,416,518
Former President and Chief Executive Officer	2016	489,423	1,000,000	16,584	1,506,007
Joel D. Moxley	2017	397,000	457,750	16,884	871,634
Senior Vice President and Chief Commercial Officer	2016	394,231	794,000	16,584	1,204,815
Bret M. Allan	2017	330,000	377,500	16,884	724,384
Senior Vice President and Chief Financial Officer	2016	323,077	660,000	16,584	999,661
_______________________________________________________________________________

(1)
For 2017, includes a $297,750 bonus paid to Mr. Moxley and a $247,500 bonus paid to Mr. Allan. For 2017, includes $300,000 paid to Mr. Bonn which represents the portion of the 2016 Cash LTIP Award that would have been payable to Mr. Bonn on the next vesting date of April 1, 2017 but was paid as part of Mr. Bonn stepping down from our General Partner; $160,000 paid to Mr. Moxley representing a third of his 2016 Cash LTIP Award which vested on April 1, 2017; and $130,000 paid to Mr. Allan representing a third of his 2016 Cash LTIP Award which vested on April 1, 2017. For 2016, represents a $500,000 bonus paid to Mr. Bonn on each of April 22, 2016 and November 3, 2016; a $397,000 bonus paid to Mr. Moxley on each of April 22, 2016 and November 3, 2016; and a $330,000 bonus paid to Mr. Allan on each of April 22, 2016 and November 3, 2016.

(2)
For 2017, each of Messrs. Williamson, Moxley and Allan had a 401(k) match of $16,200 and Mr. Bonn had a 401(k) match of $2,905. For 2017, includes life insurance premiums for Mr. Williamson in the amount of $627, Mr. Bonn in the amount of $57, and Messrs. Moxley and Allan in the amount of $684 each. For 2017, Mr. Bonn had severance compensation in the total amount of $2,048,320. For 2016, each of Messrs. Bonn, Moxley and Allan had a 401(k) match of $15,900. For 2016, includes life insurance premiums for Messrs. Bonn, Moxley and Allan in the amount of $684 each. For 2016, represents board fees in the amount of $115,000 and a cash award in the amount of $75,000 to Mr. Williamson in his capacity as a director only.

(3)
Mr. Williamson was elected to our General Partner on January 6, 2017 as Chairman, President and Chief Executive Officer. In 2016, Mr. Williamson served as a non-employee director of our General Partner. See our Current Report on Form 8-K filed with the SEC on January 9, 2017.

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
Named Executive Officer LTIP Units. On March 10, 2015, the board of directors of our General Partner granted 66,353 phantom units to Mr. Bonn (14,537 of which vested on the first anniversary of the grant date and 51,816 of which were to vest in three cumulative annual installments on the anniversary of the grant date). On July 1, 2015, the board of directors of our General Partner granted 45,000 phantom units to Mr. Moxley (all of which vest in three cumulative annual installments on the anniversary of the grant date) and 36,000 phantom units to Mr. Allan (all of which vest in three cumulative annual installments on the anniversary of the grant date).
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
Phantom Units. In 2016 and 2017, there were no units granted under the LTIP to our named executive officers. In 2015, the only grants under the LTIP were phantom units. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or on a deferred basis upon specified future dates or events or, in the discretion of the administrator, cash equal to the fair market value of a common unit. The administrator of the LTIP may make grants of phantom units under the LTIP that contain such terms, consistent with the LTIP, as the administrator may determine are appropriate, including the period over which phantom units will vest. The administrator of the LTIP may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria or upon a change in control (as defined in the LTIP) or as otherwise described in an award agreement.
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
In connection with the Merger, each award of phantom units of the Partnership granted under the LTIP that is outstanding as of immediately prior to the effective time of the Merger will be fully vested and settled in the form of Common Units of the Partnership, subject to applicable tax withholding, and will be converted into the right to receive 0.160 of a common unit representing limited partner interests in AMID at the effective time of the Merger.
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
Vesting Under 2016 Cash LTIP.  Awards under the 2016 Cash LTIP (each, a “2016 Cash LTIP Award”) are determined by the Board or the Compensation Committee and are subject to the vesting of the cash award upon specified future dates. A third of each 2016 Cash LTIP Award granted to our Named Executive Officers vested on April 1, 2017 and a third of each 2016 Cash LTIP Award will vest on each of April 1, 2018, and April 1, 2019, subject to continued employment through the applicable vesting date. Generally, upon the grantee’s cessation of employment, any cash awarded pursuant to a 2016 Cash LTIP Award that has not vested will be forfeited. However, if the employee is terminated without cause (as defined in the Amended LTIP), then such employee is entitled to receive the portion of the 2016 Cash LTIP Award that would have been payable on the next vesting date, but shall forfeit any further unvested 2016 Cash LTIP Award. A 2016 Cash LTIP Award shall vest in full, subject to continued employment through the certain event, upon a termination due to death or disability (as defined in the Amended LTIP) or a change of control (as defined in the 2016 Cash LTIP).
Amendment or Termination of 2016 Cash LTIP. The Board or the Compensation Committee may amend or terminate any 2016 Cash LTIP Award or the 2016 Cash LTIP in its discretion provided that any amendment or termination adverse to any employee under the 2016 Cash LTIP requires the consent of such employee. The 2016 Cash LTIP shall terminate on the date that all awards are paid.
2016 Cash LTIP Awards.  On April 12, 2016, the board of directors of our General Partner awarded our Named Executive Officers cash awards under the 2016 Cash LTIP. The portion of each 2016 Cash LTIP Award that vested in 2017 is reflected in the Summary Compensation Table.

The 2016 Cash LTIP Awards are as follows:

Name	Award Value
John E. Bonn (1)	$900,000
Joel D. Moxley (1)	$480,000
Bret M. Allan (1)	$390,000

(1)
For Messrs. Moxley and Allan, a third of each of their 2016 Cash LTIP Award vested on April 1, 2017 and a third of each of their 2016 Cash LTIP Award will vest on each of April 1, 2018 and April 1, 2019, subject to continued employment through the applicable vesting date. As noted herein, Mr. Bonn stepped down from our General Partner on January 6, 2017. Mr. Bonn received $300,000, which represents the portion of the 2016 Cash LTIP Award that would have been payable on the next vesting date of April 1, 2017.

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
All Other Compensation.  Please see the discussions above for a discussion of the base salaries, bonuses, long-term incentive compensation, benefits, perquisites and retirement arrangements paid or made available to our Named Executive Officers. Please also see the section below entitled “Outstanding Equity Awards at December 31, 2017” for a discussion of outstanding equity awards and the section below entitled “Potential Payments Upon a Termination or Change in Control” for a discussion of payments made upon termination of employment and certain change in control events.
Outstanding Equity Awards at December 31, 2017
Southcross Energy Partners, L.P. Equity Awards. The following table provides information regarding LTIP units held by our Named Executive Officers as of December 31, 2017:

	Southcross Energy Partners, L.P. - LTIP Units
Name	Number of time-vesting units that have not vested		Fair value of time-vesting units that have not vested(1)
Bruce A. Williamson	—	(2)	$—
John E. Bonn	—	(3)	$—
Joel D. Moxley	15,000	(4)	$25,350
Bret M. Allan	12,000	(5)	$20,280
__________________________________________________________________________________________

(1)	Amounts were calculated based on the closing price per common unit on December 29, 2017 of $1.69.

(2)	As noted herein, Mr. Williamson was appointed Chairman, President and Chief Executive Officer of our General Partner on January 6, 2017.

(3)	As noted herein, Mr. Bonn stepped down from our General Partner and forfeited his unvested LTIP awards on January 6, 2017.

(4)
Represents the remaining number of unvested time-vesting LTIP units awarded to Mr. Moxley on July 1, 2015, subject to his continued employment through the applicable vesting date. The units vest (on a one for one basis) in three cumulative annual installments on the anniversary of the grant date. 15,000 phantom units of the 45,000 phantom units awarded to Mr. Moxley vested on each of July 1, 2016 and July 1, 2017.

(5)
Represents the remaining number of unvested time-vesting LTIP units awarded to Mr. Allan on July 1, 2015, subject to his continued employment through the applicable vesting date. The units vest (on a one for one basis) in three cumulative annual installments on the anniversary of the grant date. 12,000 phantom units of the 36,000 phantom units awarded to Mr. Allan vested on each of July 1, 2016 and July 1, 2017.

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
Mr. Williamson's Severance and Change in Control Benefits. On January 6, 2017, our General Partner entered into an employment agreement with Mr. Williamson, the Chairman, President and Chief Executive of our General Partner (the “Williamson Employment Agreement”), which provides for an initial one year term, unless earlier terminated, that automatically extends for one year periods unless notice is given otherwise prior to the expiration of the then-current term. Mr. Williamson will receive an annualized base salary of $1,000,000 and will not be eligible for any annual incentive bonus. Mr. Williamson is entitled to receive certain benefits and reimbursement of certain expenses.
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
On March 27, 2017, Mr. Williamson entered into a Bonus Agreement with our General Partner which provides that Mr. Williamson will be eligible to receive a one-time lump sum cash payment in the event of a Change of Control (as such term is defined therein), so long as Mr. Williamson remains employed by our General Partner as of the Change of Control. If prior to such Change of Control, Mr. Williamson’s employment terminates for any reason, the bonus is forfeited. In connection with the execution of the Merger Agreement, the board of our General Partner determined that Mr. Williamson will be entitled to receive $1,500,000 upon a Change of Control (which will occur upon consummation of the Contribution). The cash bonus payment will be paid by Holdings.
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
By virtue of the Bonn Employment Agreement, upon his termination without “cause” on January 6, 2017, Mr. Bonn was entitled to receive (i) a payment consisting of (a) any portion of Mr. Bonn’s Annual Base Salary through the date of termination that was unpaid, (b) any expenses owed to Mr. Bonn, (c) any accrued and unused paid time off owed to Mr. Bonn, (d) any amount arising under any employee benefit plans, and (e) payment of an Annual Bonus earned in 2016, but unpaid; and (ii) a Severance Payment of (a) two times his then-current annual base salary, (b) two times his target annual bonus for 2017, (c) an amount equal to the cost of COBRA coverage for 18 months after termination and (d) $100,000 since Mr. Bonn was terminated during the second year of the Bonn Employment Agreement, subject to Mr. Bonn complying with certain restrictions in a severance agreement and the terms of other ancillary agreements to which Mr. Bonn is a party. On February 21, 2017, Mr. Bonn executed a Severance Agreement and General Release and received severance payments over the next ten months in 2017 pursuant to the Bonn Employment Agreement.
With regard to Mr. Bonn’s 2016 Cash LTIP Award, since Mr. Bonn was terminated without cause (as defined in the LTIP), Mr. Bonn was entitled to receive the portion of the 2016 Cash LTIP Award that would have been payable on the next vesting date, but forfeited any further unvested 2016 Cash LTIP Award. A 2016 Cash LTIP Award would have vested in full, subject to continued employment through the certain event, upon a termination due to death or disability (as defined in the LTIP) or a change of control (as defined in the 2016 Cash LTIP). For additional information regarding the vesting of Mr. Bonn’s 2016 Cash LTIP Award, see the discussion under the Summary Compensation Table above.
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
With regard to Mr. Moxley’s LTIP phantom unit awards, upon certain transactions generally resulting in a change in control of our General Partner or the Partnership or cessation of his services due to death or disability, any unvested phantom units will vest in full. For additional information regarding the vesting of the phantom units, see the discussion under the Summary Compensation Table above.
With regard to Mr. Moxley’s 2016 Cash LTIP Award, if Mr. Moxley is terminated without cause (as defined in the LTIP), then Mr. Moxley is entitled to receive the portion of the 2016 Cash LTIP Award that would have been payable on the next vesting date, but shall forfeit any further unvested 2016 Cash LTIP Award. A 2016 Cash LTIP Award shall vest in full, subject to continued employment through the certain event, upon a termination due to death or disability (as defined in the LTIP) or a change of control (as defined in the 2016 Cash LTIP). For additional information regarding the vesting of Mr. Moxley’s 2016 Cash LTIP Award, see the discussion under the Summary Compensation Table above.

On March 27, 2017, Mr. Moxley entered into a Bonus Agreement with our General Partner which provides that Mr. Moxley will be eligible to receive a one-time lump sum cash payment in the event of a Change of Control (as such term is defined therein), so long as Mr. Moxley remains employed by our General Partner as of the Change of Control. If prior to such Change of Control, Mr. Moxley’s employment terminates for any reason, the bonus is forfeited. In connection with the execution of the Merger Agreement, the board of our General Partner determined that Mr. Moxley will be entitled to receive $600,000 upon a Change of Control (which will occur upon consummation of the Contribution). The cash bonus payment will be allocated equally between the Partnership and Holdings.
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
On March 27, 2017, Mr. Allan entered into a Bonus Agreement with our General Partner which provides that Mr. Allan will be eligible to receive a one-time lump sum cash payment in the event of a Change of Control (as such term is defined therein), so long as Mr. Allan remains employed by our General Partner as of the Change of Control. If prior to such Change of Control, Mr. Allan employment terminates for any reason, the bonus is forfeited. In connection with the execution of the Merger Agreement, the board of our General Partner determined that Mr. Allan will be entitled to receive $600,000 upon a Change of Control (which will occur upon consummation of the Contribution). The cash bonus payment will be allocated equally between the Partnership and Holdings.
Director Compensation
Officers, employees or paid consultants of our General Partner who also serve as directors do not receive additional compensation for their service as directors. As of January 6, 2017, Mr. Biegler is no longer an employee and received compensation as a non-employee director in 2017. As of January 6, 2017, Mr. Williamson became an officer of our General Partner and did not receive compensation as a director in 2017.
On December 15, 2016, the board of directors of our General Partner and the Compensation Committee revised our Southcross Energy Partners GP, LLC Non-Employee Director Compensation Arrangement. In 2017, our directors who are not officers, employees or paid consultants of our General Partner only received cash compensation. For 2017, our General Partner awarded $75,000 in cash to the directors who are not officers, employees or paid consultants of our General Partner. Such directors were not awarded an equity grant.
Specifically, directors were also eligible for the following in 2017:

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

vi.	A per diem amount for assistance with special projects, in an amount commensurate with the amount payable for attendance at Board or Committee meetings.
Pursuant to the Non-Employee Director Compensation Arrangement, compensation for directors who serve for only a portion of a year is pro-rated for time served. Our non-employee directors are reimbursed for certain expenses incurred for their services to us.
We previously adopted the Southcross Energy Partners, L.P. Non-Employee Director Deferred Compensation Plan, pursuant to which non-employee directors of our general partner could elect on an annual basis to defer all earned cash and/or equity compensation until the director is no longer a director of our general partner. All amounts deferred were converted into phantom units from us, which are entitled to receive quarterly distributions from us (to the extent declared). These quarterly distributions were also be converted to phantom units. At the conclusion of the deferral period, the accrued phantom units will be paid to the director in the form of (i) cash for deferrals of cash compensation equal to the fair market value as of such date and (ii) common units for deferrals of equity compensation. For the calendar year 2016, Mr. Williamson elected to defer his non-employee director compensation. For the calendar year 2017, the Board authorized and approved the cessation of future deferral elections starting with the fees payable in 2017. On October 31, 2017, in connection with the Merger Agreement, the Non-Employee Director Deferred Compensation Plan was amended such that the plan will be terminated effective as of one business day prior to the Closing (as defined in the Merger Agreement) (the “Deferred Compensation Termination Effective Date”). All of Mr. Williamson’s accrued phantom units from service in 2013 through 2016 will be liquidated and paid to Mr. Williamson in a lump sum cash payment (without any equity compensation), as soon as practicable following the Deferred Compensation Termination Effective Date but no later than the Closing Date (as defined in the Merger Agreement).
Mr. Downie informed us that in accordance with the internal policies of Tailwater and the terms of the limited partnership agreements for the Tailwater funds, all cash compensation otherwise payable to Mr. Downie as a result of being a director of our General Partner should be paid directly to Tailwater.
Mr. Henderson also informed us that in accordance with the internal policies of EIG and the terms of the limited partnership agreements for the EIG funds, all cash compensation otherwise payable to Mr. Henderson as a result of being a director of our General Partner should be paid directly to EIG. As of December 1, 2017, Mr. Henderson resigned as a director and Mr. Randall Wade was elected as a director as EIG’s representative. Mr. Wade did not receive compensation as a director in 2017.
Director Compensation for 2017
The following table presents the cash compensation earned, paid or awarded to each of our non-employee directors during the year ended December 31, 2017:

Name	Fees earned or paid in cash (1)	Cash awards	All other Compensation (2)	Total
David W. Biegler (3)	$65,000	$75,000	$21,538	$161,538
Jason H. Downie (4)	$70,000	$75,000	$—	$145,000
Wallace C. Henderson (5)	$65,000	$75,000	$—	$140,000
Jerry W. Pinkerton	$117,500	$75,000	$—	$192,500
Nicholas J. Caruso	$100,000	$75,000	$—	$175,000
Andrew A. Cameron (6)	$100,000	$75,000	$—	$175,000
Randall S. Wade (7)	$—	$—	$—	$—

(1)	For Messrs. Pinkerton, Caruso and Cameron, fees also include a $20,000 one-time fee for additional responsibilities and duties as a member of the Conflicts Committee in 2017

(2)	For Mr. Biegler, includes a $10,000 fee paid as a consultant to the Conflicts Committee in 2017 and $11,538 paid as an employee in 2017.

(3)	As of January 6, 2017, Mr. Biegler is no longer an employee and received compensation as a non-employee director in 2017.

(4)	Director associated with Tailwater. Cash compensation was paid to Tailwater.

(5)	Director associated with EIG. Cash compensation was paid to EIG. As of December 1, 2017, Mr. Henderson resigned as a director.

(6)	Mr. Cameron was elected to the board of our General Partner on January 1, 2017.

(7)	Director associated with EIG. As of December 1, 2017, Mr. Wade was elected as a director and did not receive any cash compensation in 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the beneficial ownership of our units as of February 23, 2018 by:

•	each person known to us to own beneficially 5% or more of any class of our outstanding units (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act);

•	each of the directors and named executive officers of our General Partner; and

•	all of the directors and executive officers of our General Partner as a group.
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
The amounts and percentage of units beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the SEC regulations, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote, or to direct the voting, of such security, and/or “investment power,” which includes the power to dispose, or to direct the disposition of, such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, a right to acquire beneficial ownership of a security within 60 days of February 23, 2018 by a person, if any, are deemed to be outstanding for computing the percentage of outstanding securities of the class by such person, but are not deemed to be outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting power and sole investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.
The percentages of units beneficially owned are based on a total of 48,623,615 common units, 12,213,713 subordinated units and 18,656,071 Class B Convertible Units outstanding as of February 23, 2018.

Name and address of beneficial owner(1)	Common units beneficially owned	Percentage of common units beneficially owned	Subordinated units beneficially owned(1)	Percentage of subordinated units beneficially owned	Class B Convertible Units beneficially owned(1)	Percentage of Class B Convertible Units beneficially owned	Percentage of total common, subordinated and Class B Convertible Units beneficially owned
Our Holding Company:
Southcross Holdings LP(2)(3)(4)	26,492,074	54.5%	12,213,713	100.0%	18,656,071	100%	72.2%
5% Owners Not Listed Above or Below:
EIG BBTS Holdings, LLC(5)	26,492,074	54.5%	12,213,713	100.0%	18,656,071	100%	72.2%
TW Southcross Aggregator LP(6)	26,492,074	54.5%	12,213,713	100.0%	18,656,071	100%	72.2%
Directors and Named Executive Officers of Our General Partner:
Bret M. Allan (2)	17,436	*	—	—	—	—	*
David W. Biegler(2)	128,472	*	—	—	—	—	*
John E. Bonn(2)	71,679	*	—	—	—	—	*
Andrew A. Cameron(2)	—	—	—	—	—	—	—
Nicholas J. Caruso, Jr.(2)	6,454	*	—	—	—	—	*
Jason H. Downie(6)(7)	26,492,074	54.5%	12,213,713	100.0%	18,656,071	100%	72.2%
Wallace C. Henderson(8)	—	—	—	—	—	—	—
Joel D. Moxley(2)	20,294	*	—	—	—	—	*
Jerry W. Pinkerton(2)	14,739	*	—	—	—	—	*
Bruce A. Williamson(2)(9)	12,739	*	—	—	—	—	*
Randall Wade(5)(10)	26,492,074	54.5%	12,213,713	100.0%	18,656,071	100%	72.2%
All current directors and executive officers of our General Partner as a group (consisting of 10 persons)(6)(8)(9)(10)	26,707,948	54.9%	12,213,713	100.0%	18,656,071	100%	72.4%

*	An asterisk indicates that the person or entity owns less than one percent.

(1)
This beneficial ownership table was prepared as of February 23, 2018. The subordinated units convert into common units on a one-for-one basis on the expiration of the Subordination Period (as defined in the Partnership Agreement). The Class B Convertible Units convert into common units at the Class B Conversion Rate (as defined in our Partnership Agreement) on the Class B Conversion Date (as defined in the Partnership Agreement). Because such subordinated units and Class B Convertible Units were acquired in connection with transactions having the purpose or effect of changing or influencing the control of us, such subordinated units and Class B Convertible Units are considered converted for purposes of the calculations of the amounts noted under Rule 13d-3(d)(1)(i) of the Exchange Act. Pursuant to Rule 13d-3(d)(1)(i), the subordinated units and Class B Convertible Units are deemed outstanding for computing the percentage of the class owned by such beneficial owner, but not deemed to be outstanding for the purpose of computing the percentage of the class for any other person. The beneficial ownership reported for the Class B Convertible Units includes additional Class B Convertible Units issued in kind as distributions.

(2)	The address for this person or entity is 1717 Main Street, Suite 5200, Dallas, Texas 75201.

(3)	Holdings, through its wholly-owned subsidiaries, owns 100% of our General Partner, 26,492,074 of our common units, 12,213,713 of our subordinated units and 18,656,071 of our Class B Convertible Units.

(4)
Based on a Schedule 13D/A filed with the SEC on November 14, 2017 and a Form 4 filed with the SEC on February 9, 2018. Each filing was made jointly by Southcross Holdings LP, Southcross Holdings GP LLC, Southcross Holdings Intermediary LLC, Southcross Holdings Guarantor GP LLC, Southcross Holdings Guarantor LP, Southcross Holdings Borrower GP LLC and Southcross Holdings Borrower LP. Each party to the Schedule 13D, as amended, shares voting and dispositive power. The address for each party to the Schedule 13D, as amended, is 1717 Main Street, Suite 5200, Dallas, Texas 75201.

(5)
Based on a Schedule 13D/A filed with the SEC on November 14, 2017 and a Form 4 filed with the SEC on February 9, 2018. Each filing was made jointly by EIG BBTS Holdings, LLC, EIG Management Company, LLC, EIG Asset Management, LLC, EIG Global Energy Partners, LLC, The R. Blair Thomas 2010 Irrevocable Trust, R. Blair Thomas, The Randall Wade 2010 Irrevocable Trust, The Kristina Wade 2010 Irrevocable Trust and Randall S. Wade. Each party to the Schedule 13D, as amended, shares voting and dispositive power. Based on the relationship of Randall S. Wade to Southcross Holdings Borrower LP, Mr. Wade, a director of our General Partner, may be deemed to indirectly beneficially own the common units, subordinated units and the Class B Convertible Units held by Southcross Holdings Borrower LP. The address for each party to the Schedule 13D, as amended, is 1700 Pennsylvania Ave. NW, Suite 800, Washington, D.C. 20006.

(6)
Based on a Schedule 13D/A filed with the SEC on November 14, 2017 and a Form 4 filed with the SEC on February 9, 2018. Each filing was made jointly by TW Southcross Aggregator LP, TW/LM GP Sub, LLC, Tailwater Energy Fund I LP, TW GP EF-I, LP, TW GP EF-I GP, LLC, TW GP Holdings, LLC, Tailwater Holdings, LP, Tailwater Capital LLC, Jason H. Downie and Edward Herring. Each party to the Schedule 13D, as amended, shares voting and dispositive power. Based on the relationship of Jason H. Downie to Southcross Holdings Borrower LP, Mr. Downie, a director of our General Partner, may be deemed to indirectly beneficially own the common units, subordinated units and Class B Convertible Units held by Southcross Holdings Borrower LP. The address for each party to the Schedule 13D, as amended, is 2021 McKinney Avenue, Suite 1250, Dallas, Texas 75201.

(7)
Mr. Downie owns no units directly. Includes 26,492,074 common units, 12,213,713 subordinated units and 18,656,071 Class B Convertible Units indirectly owned by Holdings. Based on the relationship of Mr. Downie to Southcross Holdings Borrower LP, Mr. Downie may be deemed to indirectly beneficially own the common units, subordinated units and Class B Convertible Units held by Southcross Holdings Borrower LP. Mr. Downie disclaims beneficial ownership of the securities reported, except to the extent of Mr. Downie’s indirect pecuniary interest.

(8)	As of December 1, 2017, Mr. Henderson resigned as director. The address for Mr. Henderson is 1700 Pennsylvania Ave. NW, Suite 800, Washington, D.C. 20006.

(9)
Represents phantom units issued under the Non-Employee Director Deferred Compensation Plan whereby Mr. Williamson has the right to acquire common units within 30 days of termination of his services. Mr. Williamson has elected to defer all earned compensation under the Non-Employee Director Deferred Compensation Plan until he is no longer a director of our General Partner. In accordance with the Non-Employee Director Deferred Compensation Plan, Mr. Williamson has a total of 157,978 phantom units, 145,239 of which will be settled in cash equal to the fair market value of our common units on the date of termination of Mr. Williamson’s services (and which are not included in the table). In connection with that certain Agreement and Plan of Merger, dated as of October 31, 2017, by and among Southcross Energy Partners GP, LLC, the Issuer, American Midstream Partners, LP, a Delaware limited partnership ("AMID"), American Midstream GP, LLC, a Delaware limited liability company, and Cherokee Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of AMID ("Merger Sub") (the “Merger Agreement”) pursuant to which AMID will acquire control over the Issuer through the merger of the Issuer with and into Merger Sub, the Plan was amended and will be terminated effective as of one (1) business day prior to the Closing (as defined in the Merger Agreement) (the “Termination Effective Date”). Mr. Williamson's account in the Plan shall be liquidated and paid to him in the form of a lump sum cash payment as soon as practicable following the Termination Effective Date, but no later than the Closing Date (as defined in the Merger Agreement). For the purpose of avoiding ambiguity, any portion of Mr. Williamson's account attributable to equity compensation shall be paid in the form of cash regardless that it would otherwise be paid in the form of units under the Plan.

(10)
As of December 1, 2017, Mr. Wade was elected as a director. Mr. Wade owns no units directly. Includes 26,492,074 common units, 12,213,713 subordinated units and 18,656,071 Class B Convertible Units indirectly owned by Holdings. Based on the relationship of Mr. Wade to Southcross Holdings Borrower LP, Mr. Wade may be deemed to indirectly beneficially own the common units, subordinated units and Class B Convertible Units held by Southcross Holdings Borrower LP. Mr. Wade disclaims beneficial ownership of the securities reported, except to the extent of Mr. Wade’s indirect pecuniary interest.

(11)	Does not include any unvested phantom units granted to such directors and executive officers under the LTIP.
Holdings has pledged the common units, subordinated units, and Class B Convertible Units that it owns as security under Holding’s credit facilities. These credit facilities include customary provisions regarding potential events of default.  Therefore, if an event of default occurred under Holding’s credit facilities, a change in ownership of the units owned by Holdings could occur. See Part I, Item 1 under "Recent Developments" for a description of the transactions with AMID which may result in a change of control for us.
Securities Authorized for Issuance Under Equity Compensation Plan(1)
We have one compensation plan under which our common units are authorized for issuance, the LTIP. This equity compensation plan was approved by our unitholders. The following table sets forth certain information relating to the LTIP as of December 31, 2017:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by securities holders	98,096	—	5,330,004
Equity compensation plans not approved by security holders	—	—	—
Total	98,096	$—	5,330,004

(1)	See Note 10 to our consolidated financial statements for more information. No value is shown in column (b) of the table because the phantom units do not have an exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
As of February 23, 2018, Holdings owns 26,492,074 common units, 12,213,713 subordinated units and 18,656,071 Class B Convertible Units, representing a combined 72.2% limited partner interest in us. In addition, Holdings owns and controls our General Partner, which owns a 2.0% General Partner interest in us and all of our incentive distribution rights. Our General Partner owns all of the general partner interests in us. EIG and Tailwater each indirectly own approximately one-third of Holdings, and a group of consolidated lenders under Holdings' revolving credit facility and term loan (the "Lenders") own the remaining one-third of Holdings. The general partner of Holdings is Southcross Holdings GP LLC ("Holdings GP"), of which EIG and Tailwater each indirectly own approximately one-third, and the Lenders own the remaining one-third of Holdings GP.
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

Operational Stage
Distributions to our General Partner and its affiliates
Previously, we generally made cash distributions (except with respect to our Class B Convertible Units, which are paid in Class B PIK Units) of 98.0% to our unitholders pro rata (including to Holdings, as the holder of a 61.5% limited partnership interest in us) and 2.0% to our General Partner, assuming our General Partner makes any capital contributions necessary to maintain its 2.0% general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, our General Partner is entitled to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target distribution level in connection with its incentive distribution rights. The board of directors of our General Partner suspended paying a quarterly distribution with respect to the fourth quarter of 2015 and every quarter of 2016 to reserve any excess cash for the operation of our business. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders and will continue to evaluate our ability to reinstate the distribution in future periods. More importantly, we are restricted under the Fifth Amendment on paying a distribution until our Consolidated Total Leverage Ratio is below 5.0. See Notes 2 and 3 to our consolidated financial statements.

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

Holdings Equity Cure Contribution Agreement, Investment Agreement, Backstop Agreement, and Equity Cure Contribution Amendment
In accordance with the requirements of the Equity Cure Agreement, Holdings was issued 8,029,729 common units on May 2, 2016 and 359,459 common units on May 13, 2016. See Notes 2 and 6 to the consolidated financial statements for additional details.
Pursuant to the Equity Cure Contribution Amendment, Holdings contributed $17.0 million to the Partnership in exchange for 11,486,486 common units on December 29, 2016. The proceeds of the $17.0 million contribution were used to pay down the outstanding balance under the Third A&R Revolving Credit Agreement and for general corporate purposes. See Notes 2 and 6 to the consolidated financial statements for additional details.
In connection with the execution of the Fifth Amendment, on December 29, 2016, the Partnership entered into (i) the Investment Agreement with Holdings and Wells Fargo Bank, N.A., (ii) the Backstop Agreement with Holdings, Wells Fargo Bank, N.A. and the Sponsors and (iii) the Equity Cure Contribution Amendment with Holdings.
On January 2, 2018, we notified Holdings that a Full Investment Trigger (as defined in the Investment Agreement) occurred on December 31, 2017. Pursuant to the Backstop Agreement, on January 2, 2018, Holdings delivered a Backstop Demand (as defined in the Investment Agreement) for each Sponsor to fund their respective pro rata portions of the Sponsor Shortfall Amount (as defined in the Investment Agreement) of $15.0 million in accordance with the Backstop Agreement. As consideration for the amount provided directly to us by the Sponsors pursuant to the Backstop Agreement, we issued to the Sponsors senior unsecured notes of the Partnership in an aggregate principal amount of $15.0 million (each, an "Investment Note" and collectively, the “Investment Notes”). The Investment Notes mature on November 5, 2019 and bear interest at a rate of 12.5% per annum. Interest on the Investment Notes shall be paid in kind (other than with respect to interest payable (i) on or after the maturity date, (ii) in connection with prepayment, or (iii) upon acceleration of the Investment Note, which shall be payable in cash); provided that all interest shall be payable in cash on or after December 31, 2018. The Investment Notes are the unsecured obligation of the Partnership subordinate in right of payment to any of our secured obligations under the Third A&R Revolving Credit Agreement.
Recent Lack of Quarterly Distributions
The board of directors of our General Partner suspended paying a quarterly distribution with respect to the fourth quarter of 2015 and every quarter of 2016 and 2017 to conserve any excess cash for the operation of our business. The board of directors of our General Partner and our management believe this suspension to be in the best interest of our unitholders and will continue to evaluate our ability to reinstate the distribution in future periods. More importantly, we are restricted under the terms of the Merger Agreement and the Fifth Amendment from paying a distribution until our Consolidated Total Leverage Ratio is below 5.0.
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
All of our non-employee directors are compensated equally for similar responsibilities and reimbursed for expenses incurred for their services to us. For the years ended December 31, 2017 and 2016, we paid EIG and Tailwater $0.3 million and $0.2 million, respectively, for director fees and related expenses. These expenses are reflected in general and administrative expenses in our consolidated statements of operations.
Shared Services with Southcross Holdings LP and Other Affiliates
Certain of the employees of our General Partner perform management, administrative, operational and workforce related services to affiliated entities, including Holdings, which owns 100% of our General Partner, and an affiliate that is partially owned by EIG and Tailwater, two of our Sponsors. The expenses associated with these services, which are shared with these entities, are recorded in general and administrative expense in our statement of operations and are allocated in a manner approved by the board of directors and Conflicts Committee. For the years ended December 31, 2017 and 2016, we allocated $1.6 million and $1.4 million, respectively, to Holdings.

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

We recorded revenues from affiliates of $195.7 million and $97.5 million for the years ended December 31, 2017 and 2016, respectively, in accordance with the G&P Agreement, the NGL Agreement and the series of commercial agreements.

We had accounts receivable due from affiliates of $33.2 million and $8.0 million as of December 31, 2017 and 2016, respectively, and accounts payable due to affiliates of $0.4 million and $50.6 million as of December 31, 2017 and 2016, respectively. The affiliate receivable and payable balances are related primarily to transactions associated with Holdings, noted above, and our joint venture investments. See Note 12 to our consolidated financial statements. The receivable balance due from Holdings is current as of December 31, 2017.
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
We have engaged Deloitte & Touche LLP as our independent registered public accounting firm. The following table summarizes fees we have paid Deloitte & Touche LLP for the audit of our annual financial statements and other services rendered for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
Audit fees(1)	$1,470,500	$1,453,000
Audit-related fees(2)	75,000	110,500
Tax fees(3)	50,000	30,003
	$1,595,500	$1,593,503

(1)
The Audit fees are fees billed for professional services for the audit and quarterly reviews of the Partnership’s consolidated financial statements, review of other SEC filings, including anticipated registration statements, and issuance of comfort letters and consents.

(2)	Audit-related fees are fees billed for assurance and related services related to implementation of Section 404 of the Sarbanes-Oxley Act.

(3)	Tax fees are billed for sales tax planning and advisory services.
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
The Audit Committee has approved the appointment of Deloitte & Touche LLP as independent registered public accounting firm to conduct the audit of our financial statements for the year ended December 31, 2017.

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

2.2
Contribution Agreement, dated October 31, 2017 by and among American Midstream Partners, L.P., American Midstream GP, LLC and Southcross Holdings LP (incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

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

10.1#	Form of Bonus Agreement by and between Southcross Energy Partners GP, LLC, and certain key employees (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 27, 2017).
10.2
Letter Agreement, dated October 31, 2017 by and among Southcross Holdings LP and Southcross Energy Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 2, 2017).

10.3#
Amendment to the Southcross Energy Partners, L.P. Non-Employee Director Deferred Compensation Plan, dated October 31, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 2, 2017).

10.4	Form of Qualifying Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 22, 2018).
10.5
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

10.6
First Amendment to Third Amended and Restated Revolving Credit Agreement, by and among the
Partnership, as borrower, Wells Fargo Bank, N.A., as Administrative Agent, and the lenders and other parties thereto, dated as of May 7, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on
Form 8-K dated May 7, 2015).

10.7
Limited Waiver and Second Amendment to Third Amended and Restated Revolving Credit Agreement, by
and among the Partnership, as borrower, Wells Fargo Bank, N.A., as Administrative Agent, and the lenders and other parties thereto, dated as of August 4, 2016 (incorporated by reference to Exhibit 10.1 to the
Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.8
Waiver and Third Amendment to Third Amended and Restated Revolving Credit Agreement, by and among the Partnership, as borrower, Wells Fargo Bank, N.A., as Administrative Agent, and the lenders and other parties thereto, dated as of November 8, 2016 (incorporated by reference to Exhibit 10.2 to the Quarterly
Report on Form 10-Q for the quarter ended September 30, 2016).

10.9
Waiver and Fourth Amendment to Third Amended and Restated Revolving Credit Agreement, by and
among the Partnership, as borrower, Wells Fargo Bank, N.A., as Administrative Agent, and the lenders and other parties thereto, dated as of December 9, 2016 (incorporated by reference to Exhibit 10.1 to the
Current Report on Form 8-K dated December 12, 2016).

10.10
Waiver and Fifth Amendment to Third Amended and Restated Revolving Credit Agreement, by and among the Partnership, as borrower, Wells Fargo Bank, N.A., as Administrative Agent, and the lenders and other parties thereto, dated as of December 29, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2017).

10.11
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

10.12#	Southcross Energy Partners, L.P. Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 8, 2015).
10.13#	Form of Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (Commission File No. 333-180841)).
10.14#
Southcross Energy Partners GP, LLC and Southcross GP Management Holdings, LLC 2014 Equity Incentive Plan and Form of Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated August 4, 2014).

10.15#
Southcross Energy Partners GP, LLC Non-Employee Director Compensation Arrangement (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.16#
Southcross Energy Partners, L.P. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.17
Contribution Agreement, dated as of June 11, 2014, by and among Southcross TS Midstream Services, LP, Southcross Energy Partners, L.P. and Southcross Energy GP LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 11, 2014).

Exhibit Number	Description
10.18#
Employment Agreement, dated as of March 5, 2015, by and between Southcross Energy Partners GP, LLC and John E. Bonn (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.19
Purchase, Sale and Contribution Agreement, by and among Southcross Energy Partners, L.P., Southcross CCNG Gathering Ltd., Southcross NGL Pipeline Ltd., FL Rich Gas Services, LP, Southcross Midstream Utility, LP, Frio LaSalle Pipeline, LP and Southcross Holdings LP, dated as of May 7, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 7, 2015).

10.20#
Severance Agreement, dated as of June 8, 2015, by and between Southcross Energy Partners GP, LLC and Bret M. Allan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 8, 2015).

10.21#
Amendment No. 1 to Severance Agreement, dated August 1, 2016, by and between Southcross Energy Partners GP, LLC and Bret M. Allan (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.22#
Severance Agreement, dated as of June 15, 2015, by and between Southcross Energy Partners GP, LLC and Joel D. Moxley (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 15, 2015).

10.23#
Amendment No. 1 to Severance Agreement, dated August 1, 2016, by and between Southcross Energy Partners GP, LLC and Joel D. Moxley (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.24
Equity Cure Contribution Agreement, dated March 17, 2016, by and between Southcross Energy Partners, L.P. and Southcross Holdings LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 22, 2016).

10.25
First Amendment to Equity Cure Contribution Agreement, dated December 29, 2016, by and between Southcross Energy Partners, L.P. and Southcross Holdings LP (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated December 29, 2016).

10.26
Investment Agreement, dated December 29, 2016, by and among Southcross Energy Partners, L.P., Southcross Holdings LP and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 29, 2016).

10.27
Backstop Investment Commitment Letter, dated December 29, 2016, by and among Southcross Energy Partners, L.P., Southcross Holdings LP, Wells Fargo Bank, N.A. and the Sponsors party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated December 29, 2016).

10.28#
Southcross Energy Partners, L.P. 2016 Cash-Based Long-Term Incentive Plan dated March 11, 2016 and Form of Award Agreement (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.29#
Retention Agreement, dated March 17, 2016, by and between Southcross Energy Partners GP, LLC and Mr. John E. Bonn (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 17, 2016).

10.30#
Retention Agreement, dated March 17, 2016, by and between Southcross Energy Partners GP, LLC and Mr. Bret M. Allan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 17, 2016).

10.31#
Retention Agreement, dated March 17, 2016, by and between Southcross Energy Partners GP, LLC and Mr. Joel D. Moxley (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated March 17, 2016).

10.32
Form of Senior Unsecured PIK Note, dated as of January 7, 2016, by and between Southcross Energy Partners, L.P. and the Lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 7, 2016).

10.33#
Employment Agreement, dated January 6, 2017, by and between Bruce A. Williamson and Southcross Energy Partners GP, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 6, 2017).

10.34#
Severance Agreement and General Release, dated February 21, 2017, by and between Southcross Energy Partners GP, LLC and John E. Bonn (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 21, 2017).

10.35#
Southcross Energy Partners GP, LLC Non-Employee Director Compensation Arrangement, beginning January 1, 2017 (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

21.1*	List of Subsidiaries of Southcross Energy Partners, L.P.
23.1*	Consent of Deloitte & Touche LLP.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).
32.1*
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS*†	XBRL Instance Document
101.SCH*†	XBRL Taxonomy Extension Schema
101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	XBRL Taxonomy Extension Label Linkbase
101.PRE*†	XBRL Extension Presentation Linkbase

#	Management contracts or compensatory plans or arrangement.

*	Filed or furnished herewith.

†	The financial information contained in the XBRL (eXtensible Business Reporting Language)-related documents is unaudited.
(c)   Financial Statement Schedules
Not applicable.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southcross Energy Partners, L.P.
By: Southcross Energy Partners GP, LLC, its General Partner
Date:	March 1, 2018	By:	/s/ BRUCE A. WILLIAMSON
Bruce A. Williamson President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

SIGNATURE	TITLE	DATE

/s/ BRUCE A. WILLIAMSON	President, Chief Executive Officer and Chairman of the Board	March 1, 2018
Bruce A. Williamson	(Principal Executive Officer)

/s/ BRET M. ALLAN	Senior Vice President and Chief Financial Officer	March 1, 2018
Bret M. Allan	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID W. BIEGLER	Director	March 1, 2018
David W. Biegler

/s/ ANDREW A. CAMERON	Director	March 1, 2018
Andrew A. Cameron

/s/ NICHOLAS J. CARUSO	Director	March 1, 2018
Nicholas J. Caruso

/s/ JASON DOWNIE	Director	March 1, 2018
Jason Downie

/s/ RANDALL S. WADE	Director	March 1, 2018
Randall S. Wade

/s/ JERRY W. PINKERTON	Director	March 1, 2018
Jerry W. Pinkerton