Form 10-K/A
Southcross Energy Partners, L.P.
filed 2018-03-13
CIK 1547638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Form 10-K (this "Amendment No. 1") amends the Annual Report on Form 10-K for the year ended December 31, 2017 of Southcross Energy Partners, L.P. (the "Company"), originally filed with the Securities and Exchange Commission on March 1, 2017 (the “Original Form 10-K”). The Company is filing this Amendment No. 1 solely to correct an inadvertent error on the cover page of the Original Form 10-K in which the box identifying the Company as a shell company was incorrectly checked “Yes”. The error has been corrected in this Amendment No. 1 by checking the “No” box in response to this item on the cover page.

This Amendment No. 1 does not reflect subsequent events occurring after the filing date of the Original Form 10-K or otherwise modify or update in any way disclosures made in the Original Form 10-K. This Amendment No. 1 should be read in conjunction with the Original Form 10-K. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Company's principal executive officer and principal financial officer as Exhibits 31.1, 31.2 and 32.1.

SOUTHCROSS ENERGY PARTNERS, L.P.
FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2017

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).
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

Southcross Energy Partners, L.P.
By: Southcross Energy Partners GP, LLC, its General Partner
Date:	March 13, 2018	By:	/s/ DAVID W. BIEGLER
David W. Biegler Acting President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ BRET M. ALLAN
Bret M. Allan Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)