Form 10-Q
period 2018-03-31
Southcross Energy Partners, L.P.
filed 2018-05-10
CIK 1547638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, the registrant has 48,636,517 common units outstanding, 12,213,713 subordinated units outstanding and 18,982,577 Class B Convertible Units outstanding. Our common units trade on the NYSE under the symbol “SXE.”

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

Southcross Energy Partners, L.P.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,013	$5,218
Trade accounts receivable	29,742	33,920
Accounts receivable - affiliates	30,507	33,163
Prepaid expenses	2,136	2,592
Other current assets	8,184	497
Total current assets	73,582	75,390

Property, plant and equipment, net	901,354	914,547
Investments in joint ventures	108,702	111,747
Other assets	2,571	2,519
Total assets	$1,086,209	$1,104,203

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$45,845	$57,782
Accounts payable - affiliates	959	378
Current portion of long-term debt	4,256	4,256
Other current liabilities	17,045	12,976
Total current liabilities	68,105	75,392

Long-term debt	517,792	514,266
Other non-current liabilities	17,524	14,979
Total liabilities	603,421	604,637

Commitments and contingencies (Note 6)

Partners' capital:
Common units (48,636,517 and 48,614,187 units outstanding as of March 31, 2018 and December 31, 2017, respectively)	204,662	215,146
Class B Convertible units (18,656,071 and 18,335,181 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	263,416	266,725
Subordinated units (12,213,713 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	5,655	8,302
General partner interest	9,055	9,393
Total partners' capital	482,788	499,566
Total liabilities and partners' capital	$1,086,209	$1,104,203

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Revenues	$103,861	$114,387
Revenues - affiliates	52,769	40,771
Total revenues (Note 10)	156,630	155,158

Expenses:
Cost of natural gas and liquids sold	123,517	118,691
Operations and maintenance	13,973	14,306
Depreciation and amortization	17,856	17,850
General and administrative	4,975	8,196
Impairment of assets	—	649
Gain on sale of assets	—	(62)
Total expenses	160,321	159,630

Loss from operations	(3,691)	(4,472)
Other income (expense):
Equity in losses of joint venture investments	(3,136)	(3,316)
Interest expense	(10,010)	(9,103)
Gain on insurance proceeds	—	1,508
Total other expense	(13,146)	(10,911)
Net loss	$(16,837)	$(15,383)
General partner unit in-kind distribution	(11)	(8)
Net loss attributable to partners	$(16,848)	$(15,391)

Earnings per unit
Net loss allocated to limited partner common units	$(10,112)	$(9,380)
Weighted average number of limited partner common units outstanding	48,627	48,522
Basic and diluted loss per common unit	$(0.21)	$(0.19)

Net loss allocated to limited partner subordinated units	$(2,539)	$(2,360)
Weighted average number of limited partner subordinated units outstanding	12,214	12,214
Basic and diluted loss per subordinated unit	$(0.21)	$(0.19)

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(16,837)	$(15,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,856	17,850
Unit-based compensation	65	257
Amortization of deferred financing costs, original issuance discount and PIK interest	1,275	951
Gain on sale of assets	—	(62)
Unrealized gain on financial instruments	(5)	(17)
Equity in losses of joint venture investments	3,136	3,316
Impairment of assets	—	649
Gain on insurance proceeds	—	(1,508)
Other, net	(63)	(285)
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	6,836	11,257
Prepaid expenses and other current assets	(7,225)	(630)
Other non-current assets	(65)	61
Accounts payable and accrued expenses, including affiliates	(11,274)	(12,099)
Other liabilities	5,386	(4,167)
Net cash provided by (used in) operating activities	(915)	190
Cash flows from investing activities:
Capital expenditures	(3,423)	(7,553)
Aid in construction receipts	108	505
Insurance proceeds from property damage claims, net of expenditures	—	2,000
Net proceeds from sales of assets	—	143
Investment contributions to joint venture investments	(91)	(168)
Net cash used in investing activities	(3,406)	(5,073)
Cash flows from financing activities:
Borrowings under our senior unsecured note	15,000	—
Repayments under our credit facility	(11,431)	(9,500)
Repayments under our term loan agreement	(1,064)	(2,161)
Payments on capital lease obligations	(126)	(122)
Financing costs	(255)	(74)
Tax withholdings on unit-based compensation vested units	(8)	(45)
Net cash provided by (used in) financing activities	2,116	(11,902)

Net decrease in cash and cash equivalents	(2,205)	(16,785)
Cash and cash equivalents — Beginning of period	5,218	21,226
Cash and cash equivalents — End of period	$3,013	$4,441

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Partners' Capital
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Total
BALANCE - December 31, 2017	$215,146	$266,725	$8,302	$9,393	$499,566
Net loss	(10,112)	(3,849)	(2,539)	(337)	(16,837)
Unit-based compensation on long-term incentive plan	65	—	—	—	65
Tax withholdings on unit-based compensation vested units	(8)	—	—	—	(8)
Contributions from general partner	—	—	—	2	2
General partner unit in-kind distribution	(7)	(2)	(2)	11	—
Class B Convertible unit in-kind distribution	(422)	542	(106)	(14)	—
BALANCE - March 31, 2018	$204,662	$263,416	$5,655	$9,055	$482,788

	Partners' Capital
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Total
BALANCE - December 31, 2016	$255,124	$278,508	$19,240	$10,757	$563,629
Net loss	(9,380)	(3,335)	(2,360)	(308)	(15,383)
Unit-based compensation on long-term incentive plan	257	—	—	—	257
Tax withholdings on unit-based compensation vested units	(45)	—	—	—	(45)
Retention bonuses funded by Holdings	2,190	—	—	—	2,190
General partner unit in-kind distribution	(5)	(2)	(1)	8	—
Class B Convertible unit in-kind distribution	(315)	404	(79)	(10)
BALANCE - March 31, 2017	$247,826	$275,575	$16,800	$10,447	$550,648

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

The AMID Transactions
Contribution Agreement. On October 31, 2017, we and our General Partner entered into an Agreement and Plan of Merger (“Merger Agreement”) with American Midstream Partners, LP (“AMID”), American Midstream GP, LLC, the general partner of AMID (“AMID GP”), and a wholly-owned subsidiary of AMID (“Merger Sub”). The Merger Agreement provides that we will be merged with Merger Sub (the “Merger”), with the Partnership surviving the merger as a wholly-owned subsidiary of AMID.
Simultaneously with the execution of the Merger Agreement, on October 31, 2017, AMID and AMID GP entered into a Contribution Agreement (the “Contribution Agreement”) with Holdings. Upon the terms and subject to the conditions set forth in the Contribution Agreement, Holdings will contribute its equity interests in a new wholly-owned subsidiary, which will hold substantially all the current subsidiaries (Southcross Holdings Intermediary LLC, a Delaware limited liability company, Southcross Holdings Guarantor GP LLC, a Delaware limited liability company, and Southcross Holdings Guarantor LP, a Delaware limited partnership, which in turn directly or indirectly own 100% of the limited liability company interest of our General Partner and 54.5% of the Partnership’s common units) and business of Holdings, to AMID and AMID GP in exchange for (i) the number of common units representing limited partner interests in AMID (each an “AMID Common Unit”) equal to $185,697,148, subject to certain adjustments for cash, indebtedness, working capital and transaction expenses contemplated by the Contribution Agreement, divided by $13.69, (ii) 4.5 million million new Series E convertible preferred units of AMID (the “AMID Preferred Units”), (iii) options to acquire 4.5 million AMID Common Units (the “Options”), and (iv) 15% of the equity interest in AMID GP (the transactions contemplated thereby and the agreements ancillary thereto, the “Contribution” and, together with the Merger, the “Transaction”).
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

Letter Agreement. In connection with the Merger Agreement and Contribution Agreement, Holdings and the Partnership entered into a Letter Agreement (the “Letter Agreement”) providing that Holdings will reimburse the Partnership for all fees or expenses of the Partnership in connection with the Merger Agreement including (i) any fees or expenses of counsel, accountants, investment bankers and consultants retained by the Partnership or the conflicts committee of the Partnership, and (ii) the payment of any Termination Fee or the reimbursement of any AMID Expense, in each case, if the Merger has not closed and (a) the Merger Agreement is terminated because the Contribution Agreement has been terminated under certain specified circumstances or (b) the Merger Agreement is terminated without the prior approval of the conflicts committee of the Partnership under certain specified circumstances.

On November 28, 2017, AMID and the Partnership filed Notification and Report Forms with the Antitrust Division of the Department of Justice and the Federal Trade Commission. On December 8, 2017, AMID and the Partnership received early termination of the applicable waiting period under the HSR Act.

On January 11, 2018, AMID filed with the Securities Exchange Commission (the “SEC”) a Registration Statement on Form S-4 (file no. 333-222501) that includes a Proxy Statement of the Partnership and a Prospectus of AMID (the “Proxy Statement”). The S-4 was declared effective by the SEC on February 12, 2018, and the Proxy Statement was mailed to unitholders of the Partnership on or about February 14, 2018.

On March 27, 2018, the Partnership held a special meeting of its unitholders (the “Special Meeting”) to consider and vote on proposals (i) to adopt and approve the Merger Agreement, and the transactions contemplated thereby, including the Merger, and (ii) to approve, on an advisory (non-binding) basis, the compensation that may be paid or become payable to the named executives officers of our General Partner in connection with the Merger. At the Special Meeting, our unitholders approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and approved the Merger related executive compensation.

Liquidity Consideration
Our future cash flow will be materially adversely affected if the prices for natural gas, NGL and crude oil continue to affect the drilling for oil or natural gas in our primary operating area, the Eagle Ford Shale. The majority of our revenue is derived from fixed-fee and fixed-spread contracts, which have limited direct exposure to commodity price levels since we are paid based on the volumes of natural gas that we gather, process, treat, compress and transport and the volumes of NGLs we fractionate and transport, rather than being paid based on the value of the underlying natural gas or NGLs. In addition, a portion of our contract portfolio contains minimum volume commitment arrangements. The majority of our volumes are dependent upon the level of producer drilling activity. We remain focused on our efforts to improve future liquidity, and continue our cost-saving efforts to lower our operating and general and administrative cost structure. Additionally, we have explored various strategic options resulting in the execution of the Merger Agreement and Contribution Agreement.

On December 29, 2016, we entered into the fifth amendment (the “Fifth Amendment”) to the Third Amended and Restated Revolving Credit Agreement with Wells Fargo, N.A., UBS Securities LLC, Barclays Bank PLC and a syndicate of lenders (the "Third A&R Revolving Credit Agreement"), pursuant to which, (i) the total aggregate commitments under the Third A&R Revolving Credit Agreement were reduced from $200 million to $125 million (then further reduced to $120 million on June 30, 2018) and the sublimit for letters of credit also was reduced from $75 million to $50 million (total aggregate commitments will be periodically further reduced through December 31, 2018); (ii) the Consolidated Total Leverage Ratio and Consolidated Senior Secured Leverage Ratio (each as defined in the Fifth Amendment) financial covenants were suspended until the quarter ending March 31, 2019; and (iii) the Consolidated Interest Coverage Ratio (as defined in the Fifth Amendment) financial covenant requirement was reduced from 2.50 to 1.00 to 1.50 to 1.00 for all periods ending on or prior to December 31, 2018 (the “Ratio Compliance Date”). Prior to the Ratio Compliance Date, we are required to maintain minimum levels of Consolidated EBITDA (as defined in the Fifth Amendment) on a quarterly basis and are subject to certain covenants and restrictions related to liquidity and capital expenditures. See Note 5.

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

We continue to face a challenging corporate capital structure with substantial financial leverage and we remain focused on our overall profitability, including managing Partnership-wide, cost-savings initiatives.

During management's ongoing assessment of the Partnership's financial forecast, the board of directors of Southcross Holdings GP, LLC (the “Holdings GP Board”) and the board of directors of our General Partner (the “SXE GP Board”), together with our management, determined that in our current corporate capital structure and absent continued access to equity cures from our Sponsors or a significant equity infusion from a third party, which the Partnership may not be able to obtain, or absent additional amendments to its Third A&R Revolving Credit Agreement or waivers of the March 31, 2019 requirement to comply with the Consolidated Total Leverage Ratio (as defined in the Fifth Amendment), the Partnership will not be able to comply with such financial covenant, which will trigger an event of default under the Senior Credit Facilities (as defined in Note 5). As a result of the Partnership’s expected inability to comply with its financial covenants twelve months from the issuance of this Form 10-Q, management has determined that there are conditions and events that raise substantial doubt about the Partnership’s ability to continue as a going concern.

If the Partnership's independent registered public accounting firm reports in a subsequent audit report the existence of substantial doubt regarding the Partnership's ability to continue as a going concern, this would lead to an event of default under the Senior Credit Facilities which, in turn, would trigger a cross default of Southcross Holdings Borrowers’ credit facilities. Such events of default, if not cured, would allow the lenders under each of these borrowing arrangements to accelerate the maturity of the debt, making it due and payable immediately.

On October 31, 2017, we and our General Partner entered into the Merger Agreement, which provides that we will be merged with Merger Sub with the Partnership surviving the Merger as a wholly-owned subsidiary of AMID.

As a condition to the closing of the Merger, AMID is required to repay all of the outstanding debt of the Partnership and Holdings. Upon completion of the Merger and the payoff of such debt, the conditions and events that have caused the existence of substantial doubt described above will be eliminated. Should the Merger Agreement not close, management plans to pursue all available options to generate liquidity and maintain compliance with the Partnership’s financial covenants and other commitments including refinancing its indebtedness and negotiating with its lenders for more favorable terms. Management cannot reasonably assure that it will be effective in implementing any such strategy, and consequently, has concluded that substantial doubt exists regarding SXE’s ability to continue as a going concern.

Basis of Presentation

We prepared this report under the rules and regulations of the SEC and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by GAAP and should be read in conjunction with our 2017 Annual Report on Form 10-K (“2017 Annual Report on Form 10-K”). The condensed consolidated financial statements as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017, are unaudited and have been prepared on the same basis as the audited financial statements included in our 2017 Annual Report on Form 10-K. However, on January 1, 2018, the Partnership adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), using the modified retrospective method. Accordingly, our condensed consolidated financial statements for the three months ended March 31, 2018 have been prepared in accordance with the updated accounting principles under the new standard. Adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position have been included herein. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

The condensed consolidated statement of cash flows for the three months ended March 31, 2017, has been reclassified for consistency with the current period presentation for aid-in-construction payment receipts. Beginning in the second quarter of 2017, and continuing throughout the rest of 2017, we reclassified payments for aid-in-construction projects to a separate line item. Previously, such payments were included in the capital expenditures line item. Aid-in-construction projects refer to certain capital projects in which third parties are obligated to reimburse us for all or a portion of the project expenditures.
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

Significant Accounting Policies

During the three months ended March 31, 2018, the Partnership adopted ASC 606. As a result, there was a change to our significant accounting policies described in Note 1 of our 2017 Annual Report on Form 10-K, as described below.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and made significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the corporate and individual tax rates and limitations on certain deductions and credits, among other changes. This will not have a material impact to our ongoing business operations.

Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, which is a comprehensive new revenue recognition standard that superseded substantially all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers and in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Since 2014, the FASB has issued a series of accounting pronouncements that update the identifying performance obligations and licensing implementation guidance. The Partnership implemented ASC 606 effective on January 1, 2018, applying ASC 606 to customer contracts which were not completed as of the effective date, using the modified retrospective method of adoption. As a result, we anticipate the timing of our revenue to remain the same with respect to the majority of our contracts.

Under the new standard, we identified certain natural gas purchase contracts that contained fees which were previously recognized as revenue for services provided to producers. Beginning on January 1, 2018, the fee revenue which previously was presented within revenue is now presented within the costs of natural gas and liquids sold line item within the condensed consolidated statement of operations. We also have certain natural gas sales contracts with customers whereby the customers provide certain aid-in-construction capital expenditure payments to us to construct pipelines on our operating assets which we own and operate. We previously accounted for these arrangements as a reduction to property, plant and equipment. Under the new standard, we reclassified these payments as deferred revenue on our condensed consolidated balance sheets at January 1, 2018, which resulted in a $2.7 million cumulative effect of accounting change being recorded to increase property, plant and equipment. The deferred revenue will be amortized over five years, the expected length of the contract.

Recent Accounting Pronouncements
Accounting standard-setting organizations frequently issue new or revised accounting pronouncements. We review and evaluate new pronouncements and existing pronouncements to determine their impact, if any, on our condensed consolidated financial statements. We are evaluating the impact of each pronouncement on our condensed consolidated financial statements.
In February 2016, the FASB issued a pronouncement amending disclosure and presentation requirements for lessees and lessors on the face of the balance sheet. The pronouncement states that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. In January 2018, the FASB issued an updated accounting pronouncement which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of the new leasing standard and that were not previously accounted for as leases. The lease pronouncement will become effective beginning in 2019.

2. NET LOSS PER LIMITED PARTNER UNIT AND DISTRIBUTIONS

Net Loss Per Limited Partner Unit

The following is a reconciliation of net loss attributable to limited partners and the limited partner units used in the basic and diluted earnings per unit calculations for the three months ended March 31, 2018 and 2017 (in thousands, except unit and per unit data):

	Three Months Ended March 31,
	2018	2017
Net loss	$(16,837)	$(15,383)
General partner unit in-kind distribution	(11)	(8)
Net loss attributable to partners	$(16,848)	$(15,391)

General partner's interest(1)	$(348)	$(316)
Class B Convertible limited partner interest(1)	(3,849)	(3,335)
Limited partners' interest(1)
Common	$(10,112)	$(9,380)
Subordinated	(2,539)	(2,360)

(1)
General Partner's and limited partners’ interests are calculated based on the allocation of net losses for the period, net of the General Partner unit in-kind distributions. The Class B Convertible Unit interest is calculated based on the allocation of only net losses for the period.

	Three Months Ended March 31,
Common Units	2018	2017
Interest in net loss	$(10,112)	$(9,380)
Effect of dilutive units - numerator (1)	—	—
Dilutive interest in net loss	$(10,112)	$(9,380)

Weighted-average units - basic	48,626,521	48,521,512
Effect of dilutive units - denominator (1)	—	—
Weighted-average units - dilutive	48,626,521	48,521,512

Basic and diluted net loss per common unit	$(0.21)	$(0.19)

	Three Months Ended March 31,
Subordinated Units	2018	2017
Interest in net loss	$(2,539)	$(2,360)
Effect of dilutive units - numerator(1)	—	—
Dilutive interest in net loss	$(2,539)	$(2,360)

Weighted-average units - basic	12,213,713	12,213,713
Effect of dilutive units - denominator(1)	—	—
Weighted-average units - dilutive	12,213,713	12,213,713

Basic and diluted net loss per subordinated unit	$(0.21)	$(0.19)

(1)
Because we had a net loss for all periods for common units and the subordinated units, the effect of the dilutive units would be anti-dilutive to the per unit calculation. Therefore, the weighted average units outstanding are the same for basic and dilutive net loss per unit for those periods. The weighted average units that were not included in the computation of diluted per unit amounts were 215,878 and 89,089 unvested awards granted under the LTIP for the three months ended March 31, 2018 and 2017, respectively.

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

Cash Distributions

Our agreement of limited partnership (as amended and restated, the “Partnership Agreement”), requires that within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by our General Partner. There is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Beginning with the third quarter of 2014, until such time that we have a distributable cash flow divided by cash distributions ratio (“Distributable Cash Flow Ratio”) of at least 1.0, Holdings, the indirect holder of all of our subordinated units, waived the right to receive distributions on any subordinated units that would cause the Distributable Cash Flow Ratio to be less than 1.0. More importantly, the First Amendment (as defined in Note 5) imposed additional restrictions on our ability to declare and pay quarterly cash distributions with respect to our subordinated units. Additionally, we are restricted under the Fifth Amendment from paying a distribution with respect to our common units until our Consolidated Total Leverage Ratio is below 5.0. See Note 5.

The SXE GP Board suspended paying a quarterly distribution with respect to the fourth quarter of 2015, every quarter of 2016 and 2017 and the first quarter of 2018 to conserve any excess cash for the operation of our business. The SXE GP Board and our management believe this suspension to be in the best interest of our unitholders and will continue to evaluate our ability to reinstate the distribution in future periods. More importantly, we are restricted under the terms of the Fifth Amendment from paying a distribution until our Consolidated Total Leverage Ratio is below 5.0 and we are also restricted from paying such distribution under the terms of the Merger Agreement.

Paid In-Kind Distributions

Class B Convertible Units. As of March 31, 2018, the Class B Convertible Units consisted of 18,656,071 of such units including the additional Class B Convertible Units issued in-kind as a distribution (“Class B PIK Units”). The Class B Convertible Units are not participating securities for purposes of the earnings per unit calculation. Commencing with the quarter ended September 30, 2014 and until converted, as long as certain requirements are met, the holders of the Class B Convertible Units will receive quarterly distributions in an amount equal to $0.3257 per unit. These distributions will be paid quarterly in Class B PIK Units within 45 days after the end of each quarter. Our General Partner was entitled, and has exercised its right, to retain its 2.0% general partner interest in us in connection with the original issuance of the Class B Convertible Units. In connection with future distributions of Class B PIK Units, the General Partner is entitled to a corresponding distribution to maintain its 2.0% general partner interest in us. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions. See Note 7.

The following table represents the Class B PIK unit distribution paid on the Class B Convertible Units for the periods ended December 31, 2017 and March 31, 2018 (in thousands, except per unit and in-kind distribution units):

Payment Date	Attributable to the Quarter Ended	Per Unit Distribution	In-Kind Class B Convertible Unit Distributions to Class B Convertible Holders	In-Kind Class B Convertible Distributions Value(1)	In-Kind Unit Distribution to General Partner	In-Kind General Partner Distribution Value(1)
2018
May 3, 2018	March 31, 2018	$0.3257	$326,506	$532	$6,663	$11
2017
February 9, 2018	December 31, 2017	$0.3257	320,890	$542	6,549	$11
November 11, 2017	September 30, 2017	0.3257	315,370	741	6,436	15
August 11, 2017	June 30, 2017	0.3257	309,946	983	6,325	20
May 11, 2017	March 31, 2017	0.3257	304,615	1,060	6,216	22

(1)	The fair value was calculated as required, based on the common unit price at the quarter end date for the period attributable to the distribution, multiplied by the number of units distributed.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair values based on the short-term nature of these instruments. The fair value of our Credit Facility (defined in Note 5) approximates its carrying amount due primarily to the variable nature of the interest rate of the instrument and is considered a Level 2 fair value measurement. As of March 31, 2018, the fair value of our term loan was $426.9 million and the fair value of the Investment Notes (defined in Note 5) was $15.2 million, based on recent trading levels and are considered Level 2 fair value instruments.

Derivative Financial Instruments
Interest Rate Derivative Transactions
We enter into interest rate cap contracts to limit our London Interbank Offered Rate (“LIBOR”) based interest rate risk on the portion of debt hedged at the contracted cap rate. Our interest rate cap position was as follows (in thousands):

				Estimated Fair Value
Notional Amount	Cap Rate	Effective Date	Maturity Date	March 31, 2018
50,000	3.000%	June 30, 2016	June 30, 2018	—
40,000	3.000%	December 31, 2016	January 1, 2018	—
40,000	3.000%	December 31, 2016	July 1, 2018	—
40,000	3.000%	December 31, 2016	January 1, 2019	—
60,000	3.000%	June 30, 2017	June 30, 2019	7
85,000	3.000%	December 31, 2017	June 30, 2018	—
				$7

These interest rate derivatives are not designated as cash flow hedging instruments for accounting purposes and as a result, changes in the fair value are recognized in interest expense immediately.

The fair value of our interest rate derivative transactions is determined based on a discounted cash flow method using contractual terms of the transactions. The floating coupon rate is based on observable rates consistent with the frequency of the interest cash flows. We have elected to present our interest rate derivatives net in the balance sheets. There was no effect of offsetting in the balance sheets as of March 31, 2018 or December 31, 2017.

The fair values of our interest rate derivative transactions were as follows (in thousands):

	Significant Other Observable Inputs (Level 2)
	Fair Value Measurement as of
	March 31, 2018	December 31, 2017
Current interest rate derivative assets	$6	$1
Non-current interest rate derivative assets	1	1
Total interest rate derivatives	$7	$2

The realized and unrealized amounts recognized in interest expense associated with derivatives were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Unrealized loss (gain) on interest rate derivatives	$(5)	$2
Realized gain on interest rate derivatives	—	(15)

4. LONG-LIVED ASSETS
Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (yrs)	March 31, 2018	December 31, 2017
Pipelines	15-30	$571,730	$571,730
Gas processing, treating and other plants	15	520,480	520,765
Compressors	5-15	78,997	78,997
Rights of way and easements	15	49,897	49,897
Furniture, fixtures and equipment	5	9,746	9,746
Capital lease vehicles	3-5	2,315	2,114
Total property, plant and equipment		1,233,165	1,233,249
Accumulated depreciation and amortization		(352,223)	(334,528)
Total		880,942	898,721

Construction in progress		6,759	2,173
Land and other		13,653	13,653
Property, plant and equipment, net		$901,354	$914,547

Depreciation is provided using the straight-line method based on the estimated useful life of each asset. Depreciation expense for the three months ended March 31, 2018 and 2017, was $17.9 million, respectively.

As part of Partnership-wide, cost-saving initiatives, management elected to idle the Bonnie View fractionation facility (“Bonnie View”) in the second quarter of 2017. As a result, all of our Y-grade product is being sold to Holdings in accordance with our affiliate Y-grade sales agreement and is being fractionated at the Holdings’ Robstown fractionation facility (“Robstown”). We utilize Bonnie View as a backup option to the extent Robstown is unable to fractionate our Y-grade product.

We received a settlement payment of $2.0 million from our insurance carriers in the first quarter of 2017 related to the fire at our Gregory facility in 2015, and recorded a $1.5 million gain related to insurance proceeds received in excess of expenditures incurred to repair the Gregory facility. As stipulated in the Term Loan Agreement (defined in Note 5), we used $1.0 million ($2.0 million of proceeds, net of the 2015 insurance deductible of $0.5 million and additional expenditures to repair Gregory of $0.5 million) of the proceeds to make a mandatory prepayment on our term loan.

Intangible Assets

Intangible assets of $1.3 million as of March 31, 2018 and December 31, 2017, respectively, represent the unamortized value acquired to long-term supply and gathering contracts. These intangible assets are amortized on a straight-line basis over the 30-year expected useful lives of the contracts through 2041. Amortization expense over the next five years related to intangible assets is not significant.

5. LONG-TERM DEBT

Our outstanding debt and related information at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018	December 31, 2017
Revolving credit facility due 2019	$83,124	$94,555
Term loans due 2021	432,332	433,396
Senior unsecured notes payable due 2019	15,349	—
Original issuance discount on term loans due 2021	(1,053)	(1,134)
Total long-term debt (including current portion)	529,752	526,817
Current portion of long-term debt	(4,256)	(4,256)
Deferred financing costs	(7,704)	(8,295)
Total long-term debt	$517,792	$514,266

Outstanding letters of credit	$25,061	$24,911
Remaining unused borrowings	$16,815	$15,534

	Three Months Ended March 31,
	2018	2017
Weighted average interest rate	6.60%	5.80%
Average outstanding borrowings	$531,328	$553,699
Maximum borrowings	$532,952	$553,805

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

(ii) reduced the total aggregate commitments under the Third A&R Revolving Credit Agreement from $200 million to $145 million and reduced the sublimit for letters of credit from $75 million to $50 million. Total aggregate commitments was reduced to $125 million on March 31, 2018, and will be further reduced to $120 million on June 30, 2018 and $115 million on December 31, 2018 and will also be reduced in an amount equal to the net proceeds of any Permitted Note Indebtedness (as defined in the Fifth Amendment) we may incur in the future;

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

(vii) restricts our capital expenditures for growth and maintenance to not exceed certain amounts per fiscal year; and

(viii) beginning with the fiscal quarter ending March 31, 2019, our Consolidated Total Leverage Ratio cannot exceed 5.00 to 1.00 and our Consolidated Senior Secured Leverage Ratio cannot exceed 3.50 to 1.00. Until such time as our Consolidated Total Leverage Ratio is less than 5.00 to 1.00, we will also be restricted from making cash distributions to our unitholders and from entering into acquisition or merger agreements with third-party businesses involving a purchase price greater than $10 million, unless such acquisition is funded entirely using the proceeds from the issuance of equity. In addition, until such time as our Consolidated Total Leverage Ratio is less than or equal to 5.00 to 1.00, we will be required to repay any outstanding borrowings under the Credit Facility in an amount equal to 50% of our Excess Cash Flow (as defined in the Fifth Amendment). Our Consolidated Total Leverage Ratio was 8.64 to 1.00 as of March 31, 2018.

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

Senior Unsecured Note

On January 2, 2018, Holdings delivered a Backstop Demand (as defined in the Investment Agreement) for each Sponsor to fund their respective pro rata portions of the Sponsor Shortfall Amount (as defined in the Investment Agreement) of $15.0 million in accordance with the Backstop Agreement. As consideration for the amount contributed directly to us by a Sponsor pursuant to the Backstop Agreement, we issued to the Sponsors senior unsecured notes of the Partnership in an aggregate principal amount of $15.0 million (each, an "Investment Note" and collectively, the “Investment Notes”). The Investment Notes mature on November 5, 2019 and bear interest at a rate of 12.5% per annum. Interest on the Investment Note shall be paid-in-kind (“PIK”) (other than with respect to interest payable (i) on or after the maturity date, (ii) in connection with prepayment, or (iii) upon acceleration of the Investment Note, which shall be payable in cash); provided that all interest shall be payable in cash on or after December 31, 2018. The Investment Notes are the unsecured obligation of the Partnership subordinate in right of payment to any of our secured obligations under the Third A&R Revolving Credit Agreement. The senior unsecured note payable includes $0.3 million of PIK interest as of March 31, 2018.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included in long-term debt in the balance sheets. Changes in deferred financing costs are as follows (in thousands):

	2018	2017
Deferred financing costs, January 1	$8,295	$11,474
Capitalization of deferred financing costs	255	96
Amortization of deferred financing costs	(846)	(869)
Deferred financing costs, March 31	$7,704	$10,701

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

TPL. On April 5, 2017, TPL SouthTex Processing Company, LP (“TPL”), an indirect subsidiary of Targa, filed a Demand for Arbitration with the American Arbitration Association, against FL Rich Gas Services, LP, an indirect subsidiary of the Partnership (“FL Rich”), related to the operation of T2 EF Cogeneration Holdings LLC (“T2 Cogen”). T2 Cogen, the owner of a cogeneration facility in South Texas, is operated by FL Rich pursuant to the terms of the Generation Plant Operating Agreement, dated March 4, 2013 (the “Operating Agreement”). TPL alleges that FL Rich (i) breached the Operating Agreement in its alleged failure to receive from the United States Environmental Protection Agency a Prevention of Significant Deterioration permit thereby harming Targa’s investment in T2 Cogen, (ii) breached its fiduciary duties with respect to funds or assets of T2 Cogen as operator of T2 Cogen under the terms of the Operating Agreement, and (iii) breached the Operating Agreement and the Limited Liability Company Agreement of T2 Cogen (the “LLC Agreement”) in installing a third turbine inside its Lone Star plant. TPL is seeking, among other things, (a) unspecified damages related to the alleged breaches under the Operating Agreement and the LLC Agreement, (b) the return of approximately $26 million in capital contributions to T2 Cogen received from TPL under the LLC Agreement and the Operating Agreement, and (c) the dissolution and liquidation of T2 Cogen and its assets, respectively. An arbitration hearing has been scheduled for August 2018 which we have requested to be rescheduled to September or October 2018. We believe this matter is without merit and we intend to defend the arbitration vigorously. Because this matter is in an early stage, we are unable to predict its outcome and the possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on our financial position. Depending on the outcome or resolution of this matter, it could have a material effect on our financial position.

Woodsboro. Our General Partner has been named as a defendant in a lawsuit filed on April 29, 2016 in Duval County, Texas styled Victor Henneke, Jr., et al. v. Southcross Energy Partners GP, LLC, et al., Cause No. DC-16-139, 229th Judicial District, Duval County, Texas (the “Henneke Case”). The Henneke Case involves claims by two employees of a third party contractor for personal injury and wrongful death resulting from the alleged negligence of the Partnership related to a pipeline construction project located at our Woodsboro processing facility. The Partnership’s insurance carriers are providing coverage to the Partnership under its general liability policy. No trial date has been set for the contractual liability claims in the case. A jury trial for the personal injury claims began in Duval County, Texas on September 18, 2017. On September 22, 2017, two different award amounts were determined by the jury, the first of which was determined prior to the jury being released by the judge and the second was determined after the jury was recalled by the judge. On April 25, 2018, the successor judge entered a judgment against Southcross in the amount of approximately $7.7 million. We are evaluating whether or not to appeal this judgment and believe that we have adequate insurance coverage to cover this matter. As a result, during the three months ended March 31, 2018, we recorded a $7.7 million liability and receivable from our insurance carrier related to the Woodsboro legal settlement. On April 27, 2018 and April 30, 2018, the plaintiffs filed two new lawsuits against Southcross CCNG Transmission Ltd. that allege the same or similar causes of actions for which we received judgements on in Duval County.  The cases are styled as Ivy Gonzalez on behalf of M.R. Gonzalez and M.N. Gonzalez Minor Children vs. Southcross CCNG Transmission Ltd.; Gene Henneke as independent administrator of the estate of Dennis Henneke; Galbreath Contracting, Inc. and Severo Sepulveda, Jr. Cause no. DE-18-82 and Amy Gonzalez as co-personal representative of the estate of Jesus Gonzalez, Jr. under the Texas Survival Act and for and on behalf of wrongful death beneficiaries M.R. Gonzalez and M.N. Gonzalez Minor Children and Amy Gonzalez and Jesus Gonzalez, Sr. vs. Southcross CCNG Transmission Ltd.; Gene Henneke as independent administrator of the estate of Dennis Henneke; Galbreath Contracting, Inc. and Severo Sepulveda, Jr. Cause no. DE-18-83. We intend to defend vigorously these pending matters and believe we have adequate insurance coverage with respect to these matters.

Merger Agreement. In connection with the Merger, five putative class actions were filed in the United States District Court for the Northern District of Texas. The actions were filed against multiple, different entities and individuals, including by way of example only and among others, the Partnership, our General Partner, Southcross Holdings, Holdings GP, AMID, AMID Merger Sub, and certain former and current members of our executive management and the Board of Directors of our General Partner. As of May 7, 2018, three of such actions have been dismissed. Those cases are:

• Robinson Iglesias v. Southcross Energy Partners, L.P., Southcross Energy Partners GP, LLC, Southcross Holdings LP, Southcross Holdings GP LLC, Bruce A. Williamson, David W. Biegler, Andrew A. Cameron, Nicholas J. Caruso, Jason H. Downie, Wallace Henderson, Jerry W. Pinkerton, Cherokee Merger Sub LLC, and American Midstream Partners, LP , Civil Action No. 3:18-cv-00158-N. Dismissed on April 10, 2018.
• Adrian Marshall v. Southcross Energy Partners, L.P., Southcross Energy Partners GP, LLC, Southcross Holdings LP, Southcross Holdings GP LLC, Bruce A. Williamson, David W. Biegler, Andrew A. Cameron, Nicholas J. Caruso, Jr., Jason H. Downie, Jerry W. Pinkerton, Randall S. Wade, Bret M. Allan, American Midstream Partners, LP, and Cherokee Merger Sub LLC , Civil Action No. 3:18-cv-00272-D. Dismissed on April 11, 2018.
• Kristin Doller v. Southcross Energy Partners, L.P., Southcross Energy Partners GP, LLC, Southcross Holdings LP, Southcross Holdings GP LLC, David W. Biegler, Andrew A. Cameron, Nicholas J. Caruso, Jr., Jason H. Downie, Jerry W. Pinkerton, Randall S. Wade, and Bruce A. Williamson , Civil Action No. 3:18-cv-00291-N. Dismissed on April 10, 2018.

The complaints generally allege, among other things, that the registration statement on Form S-4 (file no. 333-222501) is false and materially misleading and that the defendants have violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. Generally, the complaints seek class certification, injunctive relief, damages, declaratory relief, and attorney’s fees and court costs. The two remaining actions filed in the United States District Court for the Northern District of Texas are captioned as follows:

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

Corpus Christi Alumina LLC v. Southcross Marketing Co. Ltd. (In re Sherwin Alumina Co., LLC), Case No. 18-02024 (Bankr. S.D. Tex.) Corpus Christi Alumina LLC the assignee of Sherwin Alumina Company LLC is seeking to recover from our subsidiary Southcross Marketing Co. Ltd., up to $10 million for natural gas payments made to us prior to Sherwin’s 2016 bankruptcy. We believe this claim to be without merit and intend to defend vigorously this claim. We do not believe this to have a material effect on our financial position.

Regulatory Compliance

In the ordinary course of our business, we are subject to various laws and regulations. In the opinion of our management, compliance with current laws and regulations will not have a material effect on our results of operations, cash flows or financial condition.

Leases

Capital Leases

We have vehicle leases that are classified as capital leases. The termination dates of the lease agreements vary from 2018 to 2019. We recorded amortization expense related to the capital leases of $0.1 million each for the three months ended March 31, 2018 and 2017, respectively. Capital leases entered into during the three months ended March 31, 2018 and 2017, were $0.3 million and $0.4 million, respectively. The capital lease obligation amounts included in the balance sheets were as follows (in thousands):

	March 31, 2018	December 31, 2017
Other current liabilities	$463	$410
Other non-current liabilities	578	410
Total	$1,041	$820

Operating Leases

We maintain operating leases in the ordinary course of our business activities. These leases include those for office and other operating facilities and equipment. The termination dates of the lease agreements vary from 2018 to 2025. Expenses associated with operating leases, recorded in operations and maintenance expenses and general and administrative expenses in our statements of operations, were $1.2 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively. A rental reimbursement included in our lease agreement associated with the office space we leased in June 2015 of $2.0 million, net of amortization, has been recorded as a deferred liability in our condensed consolidated balance sheets as of March 31, 2018. This amount will continue to be amortized against the lease payments over the length of the lease term.

7. PARTNERS’ CAPITAL

Ownership

Our units outstanding as of March 31, 2018 are as follows (in units):

	Partners’ Capital
		Owned by Parent
	Public	Holdings	Class B		General
	Common	Common	Convertible	Subordinated	Partner
Units outstanding as of December 31, 2017	22,122,113	26,492,074	18,335,181	12,213,713	1,615,573
Vesting of LTIP units, net	22,330	—	—	—	—
In-kind distributions and issuances to general partner to maintain 2.0% ownership	—	—	320,890	—	7,005
Units outstanding as of March 31, 2018	22,144,443	26,492,074	18,656,071	12,213,713	1,622,578

Common Units
Our common units represent limited partner interests in us. The holders of our common units are entitled to participate in our distributions (to the extent distributions are made) and are entitled to exercise the rights and privileges available to limited partners under our Partnership Agreement.
Class B Convertible Units
As of March 31, 2018, the Class B Convertible Units consist of 18,656,071 units, inclusive of any Class B PIK Units issued. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions as noted below.

Our Partnership Agreement does not allow additional Class B Convertible Units (other than Class B PIK Units) to be issued without the prior approval of our General Partner and the holders of a majority of the outstanding Class B Convertible Units. As of March 31, 2018, all of our outstanding Class B Convertible Units were indirectly owned by Holdings.

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

8. TRANSACTIONS WITH RELATED PARTIES

Affiliated Directors

The SXE GP Board is comprised of two directors designated by EIG (one of which must be independent), two directors designated by Tailwater (one of which must be independent), two directors designated by the Lenders (one of which must be independent) and one director by majority. Our non-employee directors are reimbursed for certain expenses incurred for their services to us. The director services fees and expenses are included in general and administrative expenses in our statements of operations. We incurred fees and expenses related to the services from our affiliated directors as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
EIG	36	35
Tailwater	38	36
Total fees and expenses paid for director services to affiliated entities	$74	$71

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

	Three Months Ended March 31,
	2018	2017
Reimbursements included in general and administrative expenses	$1,673	$4,697
Reimbursements included in operations and maintenance expenses	3,378	3,912
Total reimbursements to our General Partner and its affiliates	$5,051	$8,609

Other Transactions with Affiliates

We have a gas gathering and processing agreement (the “G&P Agreement”) and an NGL sales agreement (the “NGL Agreement”) with an affiliate of Holdings. Under the terms of these commercial agreements, we transport, process and sell rich natural gas for the affiliate of Holdings in return for agreed-upon fixed fees, and we can sell natural gas liquids that we own to Holdings at agreed-upon fixed prices. The NGL Agreement also permits us to utilize Holdings’ fractionation services at market-based rates. We had purchases of NGLs from Holdings of $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

We recorded revenues from affiliates of $52.8 million and $40.8 million for the three months ended March 31, 2018 and 2017, respectively, in accordance with the G&P Agreement, the NGL Agreement and the series of commercial agreements.

We had accounts receivable due from affiliates of $30.5 million and $33.2 million as of March 31, 2018 and December 31, 2017, respectively, and accounts payable due to affiliates of $1.0 million and $0.4 million as of March 31, 2018 and December 31, 2017, respectively. The affiliate receivable and payable balances are related primarily to transactions associated with Holdings, noted above, and our joint venture investments (defined in Note 11). The receivable balance due from Holdings is current as of March 31, 2018.

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
The following table summarizes information regarding awards of units granted under the LTIP:

	Units	Weighted-Average Fair Value at Grant Date
Unvested - December 31, 2017	98,096	$10.95
Forfeited units	(4,468)	$13.63
Units recaptured for tax withholdings(1)	(10,128)	$9.08
Vested units(1)	(22,330)	$9.38
Unvested - March 31, 2018	61,170	$7.94

(1)
The weighted-average fair value price on the date of vesting for our vested units was $1.79 for the three months ended March 31, 2018. The weighted-average fair value price on the date of vesting for our units recaptured for tax withholdings was $1.79 for the three months ended March 31, 2018.

For the three months ended March 31, 2018, we did not grant any equity awards under the LTIP. As of March 31, 2018, we had total unamortized compensation expense of $0.1 million related to unvested awards. Compensation expense associated with awards is expected to be recognized over the three-year vesting period from each equity award’s grant date. As of March 31, 2018, we had 5,344,600 units available for issuance under the LTIP.

Unit Based Compensation Expense

The following table summarizes information regarding recognized compensation expense, which is included in general and administrative and operations and maintenance expenses in our statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Unit-based compensation	$65	$257

Employee Savings Plan
We have employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, whereby employees of our General Partner may contribute a portion of their base compensation to the employee savings plan, subject to limits. We provide a matching contribution each payroll period equal to 100% of each employee’s contribution up to the lesser of 6% of the employee’s eligible compensation or $16,500 annually for the period. The following table summarizes information regarding contributions and the expense recognized for the matching contributions, which is included in operating and maintenance expense and general and administrative expense in our statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Matching contributions expensed for employee savings plan	$177	$188

10. REVENUES
Upon adoption of ASC 606, when it is determined that a contract exists, our performance obligation has been met and our transaction price is determinable, we record natural gas and NGL sales revenue in the period when the physical product is delivered to the customer and in an amount based on the pricing terms of an executed contract. Our transportation, gathering, processing, treating, compression and other revenue is recognized in the period when the service is provided and represents our fee-based service revenue that is based upon the pricing terms of an executed contract. In addition, collectability is evaluated on a customer-by-customer basis. New customers are subject to a credit review process, which evaluates the customers' financial position and their ability to pay.
Our sale and purchase arrangements primarily are presented separately in the statements of operations. These transactions are contractual arrangements that establish the terms of the purchase of natural gas or NGLs at a specified location and the sale of natural gas or NGLs at a different location on the same or on another specified date. These transactions require physical delivery and transfer of the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and counterparty nonperformance risk.
We derive revenue in our business from the following types of arrangements:

•
Fixed-Fee.  We receive a fixed-fee per unit of natural gas volume that we gather at the wellhead, process, treat, compress and/or transport for our customers, or we receive a fixed-fee per unit of NGL volume that we transport to fractionation. Some of our arrangements also provide for a fixed-fee for guaranteed transportation capacity on our systems.

•
Fixed-Spread.  Under these arrangements, we purchase natural gas and NGLs from producers or suppliers at receipt points on our systems at an index-based price plus or minus a fixed price differential and sell these volumes of natural gas and NGLs at delivery points off our systems at the same index-based price, plus or minus a fixed price differential. By entering into such back-to-back purchases and sales, we are able to mitigate our risk associated with changes in the general commodity price levels of natural gas and NGLs. We remain subject to variations in our fixed-spreads to the extent we are unable to precisely match volumes purchased and sold in a given time period or are unable to secure the supply or to produce or market the necessary volume of products at our anticipated differentials to the index price.

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

Our gathering and processing agreements provide for quarterly and annual minimum volume commitments ("MVC"). Under these MVCs, our producers agree to sell us, ship and/or process a minimum volume of production on our gathering systems or to pay a minimum monetary amount over certain periods during the term of the MVC. A customer must make a shortfall payment to us at the end of the contracted measurement period if its actual throughput volumes are less than its MVC for that period.
We recognize customer obligations under their MVCs as revenue when our performance obligation has been met or when it is remote the producer will be able to meet its MVC commitment.

We had revenues consisting of the following categories (in thousands):

		Three Months Ended March 31,
	Contract Type	2018	2017
Sales of natural gas(1)	Fixed Spread	$96,697	$86,504
Sales of NGLs and condensate(1)	Fixed Spread	47,220	41,054
Transportation, gathering and processing	Fixed Fee	7,673	8,059
Producer fees(2)	Fixed Fee	—	15,299
Treating and compression	Fixed Fee	3,851	3,910
Other	N/A	1,189	332
Total revenues		$156,630	$155,158

(1)	Commodity-sensitive revenues are included in these categories as well.

(2)
As a result of the FASB issuance of ASC 606, we identified certain natural gas purchase contracts that contained producer fees which were previously recognized as revenue for services provided to producers. The fee revenue which was previously presented within revenue now is presented within the costs of natural gas and liquids sold line item within the condensed consolidated statement of operations beginning on January 1, 2018. Therefore, beginning on January 1, 2018, the producer fee revenue of $12.5 million that were previously recognized as revenue under ASC 605 are recognized as reductions to the costs of natural gas and liquids sold line item within the condensed consolidated statement of operations.

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

The joint ventures’ summarized financial data from their statements of operations for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue
T2 Eagle Ford	$1,062	$1,141
T2 Cogen	211	83
T2 LaSalle	385	385

Net loss
T2 Eagle Ford	$(4,668)	$(4,906)
T2 Cogen	(864)	(992)
T2 LaSalle	(1,478)	(1,468)

Our equity in losses of joint venture investments is comprised of the following for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
T2 Eagle Ford	$(2,334)	$(2,453)
T2 Cogen	(432)	(496)
T2 LaSalle	(370)	(367)
Equity in losses of joint venture investments	$(3,136)	$(3,316)
Our investments in joint ventures is comprised of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
T2 Eagle Ford	$89,999	$92,248
T2 Cogen	3,992	4,425
T2 LaSalle	14,711	15,074
Investments in joint ventures	$108,702	$111,747

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

Our top ten customers, excluding affiliates, for the three months ended March 31, 2018 and 2017 represent the following percentages of consolidated revenue:

	Three Months Ended March 31,
	2018	2017
Top ten customers	50.2%	56.0%

We did not have any customers, excluding affiliates, exceed 10% of total consolidated revenue for the three months ended March 31, 2018 and
2017.

For the three months ended March 31, 2018 and 2017, we did not experience significant non-payment for services. We had no allowance for uncollectible accounts receivable at March 31, 2018.

13. SUBSEQUENT EVENTS

None.

14. SUPPLEMENTAL INFORMATION

Supplemental Cash Flow Information (in thousands)

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures:
Cash paid for interest	$8,809	$8,419
Supplemental disclosures of non-cash investing and financing activities:
Accounts payable related to capital expenditures	2,062	3,529
Capital lease obligations	95	138
Class B Convertible unit in-kind distributions	542	404

Capitalization of Interest Cost

We capitalize interest on projects during their construction period. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is depreciated over the estimated useful life of the asset constructed. We incurred the following interest costs (in thousands):

	Three Months Ended March 31,
	2018	2017
Total interest costs	$10,095	$9,297
Capitalized interest included in property, plant and equipment, net	(85)	(194)
Interest expense	$10,010	$9,103

Southcross Assets Considered Leases to Third Parties

We have pipelines that transport natural gas to two power plants in Nueces County, Texas under fixed-fee contracts. The contracts have a primary term through 2029 and an option to extend the agreements by an additional term of up to ten years. These contracts are considered operating leases under the applicable accounting guidance.

Future minimum annual demand payment receipts under these agreements as of March 31, 2018 were as follows: $1.6 million for the remainder of 2018; $2.2 million in 2019; $2.2 million in 2020; $1.5 million in 2021; $1.5 million in 2022 and $10.2 million thereafter. The revenue for the demand payments is recognized on a straight-line basis over the term of the contract. The demand fee revenues under the contracts were each $0.7 million for the three months ended March 31, 2018 and 2017, respectively, and have been included within transportation, gathering and processing fees within Note 10. These amounts do not include variable fees based on the actual gas volumes delivered under the contracts. Variable fees recognized in revenues within transportation, gathering and processing fees within Note 10 were $0.2 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. Deferred revenue associated with these agreements was $11.5 million and $11.6 million at March 31, 2018 and December 31, 2017, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) as well as in periodic press releases and oral statements made by our management team during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described under the section entitled “Risk Factors” included in our 2017 Annual Report on Form 10-K.

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

•	our ability to generate sufficient operating cash flow to resume funding our quarterly distributions;

•	the effects of downtime associated with our assets or the assets of third parties interconnected with our systems;

•	operating hazards, fires, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the failure of our processing, fractionation and treating plants to perform as expected, including outages for unscheduled maintenance or repair;

•	the effects of laws and governmental regulations and policies;

•	the effects of existing and future litigation;

•	satisfaction of the conditions to the completion of the proposed Merger (defined below) and the closing of the Contribution (defined below);

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

The AMID Transactions
Contribution Agreement. On October 31, 2017, we and our General Partner entered into an Agreement and Plan of Merger (“Merger Agreement”) with American Midstream Partners, LP (“AMID”), American Midstream GP, LLC, the general partner of AMID (“AMID GP”), and a wholly-owned subsidiary of AMID (“Merger Sub”). The Merger Agreement provides that we will be merged with Merger Sub (the “Merger”), with the Partnership surviving the merger as a wholly-owned subsidiary of AMID.

Simultaneously with the execution of the Merger Agreement, on October 31, 2017, AMID and AMID GP entered into a Contribution Agreement (the “Contribution Agreement”) with Holdings. Upon the terms and subject to the conditions set forth in the Contribution Agreement, Holdings will contribute its equity interests in a new wholly-owned subsidiary, which will hold substantially all the current subsidiaries (Southcross Holdings Intermediary LLC, a Delaware limited liability company, Southcross Holdings Guarantor GP LLC, a Delaware limited liability company, and Southcross Holdings Guarantor LP, a Delaware limited partnership, which in turn directly or indirectly own 100% of the limited liability company interest of our General Partner and 54.5% of the Partnership’s common units) and business of Holdings, to AMID and AMID GP in exchange for (i) the number of common units representing limited partner interests in AMID (each an “AMID Common Unit”) equal to $185,697,148, subject to certain adjustments for cash, indebtedness, working capital and transaction expenses contemplated by the Contribution Agreement, divided by $13.69, (ii) 4.5 million new Series E convertible preferred units of AMID (the “AMID Preferred Units”), (iii) options to acquire 4.5 million AMID Common Units (the “Options”), and (iv) 15% of the equity interest in AMID GP (the transactions contemplated thereby and the agreements ancillary thereto, the “Contribution” and, together with the Merger, the “Transaction”).

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

Letter Agreement. In connection with the Merger Agreement and Contribution Agreement, Holdings and the Partnership entered into a Letter Agreement (the “Letter Agreement”) providing that Holdings will reimburse the Partnership for all fees or expenses of the Partnership in connection with the Merger Agreement including (i) any fees or expenses of counsel, accountants, investment bankers and consultants retained by the Partnership or the conflicts committee of the Partnership, and (ii) the payment of any Termination Fee or the reimbursement of any AMID Expense, in each case, if the Merger has not closed and (a) the Merger Agreement is terminated because the Contribution Agreement has been terminated under certain specified circumstances or (b) the Merger Agreement is terminated without the prior approval of the conflicts committee of the Partnership under certain specified circumstances.

On November 28, 2017, AMID and the Partnership filed Notification and Report Forms with the Antitrust Division of the Department of Justice and the Federal Trade Commission. On December 8, 2017, AMID and the Partnership received early termination of the applicable waiting period under the HSR Act.

On January 11, 2018, AMID filed with the Securities Exchange Commission (the “SEC”) a Registration Statement on Form S-4 (file no. 333-222501) that includes a Proxy Statement of the Partnership and a Prospectus of AMID (the “Proxy Statement”). The S-4 was declared effective by the SEC on February 12, 2018, and the Proxy Statement was mailed to unitholders of the Partnership on or about February 14, 2018.

On March 27, 2018, the Partnership held a special meeting of its unitholders (the “Special Meeting”) to consider and vote on proposals (i) to adopt and approve the Merger Agreement, and the transactions contemplated thereby, including the Merger, and (ii) to approve, on an advisory (non-binding) basis, the compensation that may be paid or become payable to the named executives officers of our General Partner in connection with the Merger. At the Special Meeting, our unitholders approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and approved the Merger related executive compensation.

At the Special Meeting, the SXE unitholders adopted and approved the Merger Agreement and the transactions contemplated thereby, including the Merger. Approval of the proposal required the affirmative vote of holders of at least a majority of our Common Units, other than common units held by our General Partner or its affiliates (including without limitation Holdings or any of its subsidiaries) (the “Non-Affiliated Common Units”), holders of at least a majority of our subordinated units, and holders of at least a majority of our Class B Convertible Units outstanding as of the record date for the Special Meeting, voting as separate classes. The following are the tabulated votes “For” and “Against” this proposal, as well as the number of “Abstentions”:

	For	Against	Abstain
Non-Affiliated Common Units	14,184,984	628,882	70,317
Subordinated Units	12,213,713	—	—
Class B Convertible Units	18,656,071	—	—

At the Special Meeting, the SXE unitholders approved, on an advisory (non-binding) basis, the compensation that may be paid or become payable to the named executive officers of our General Partner in connection with the Merger. Approval of the proposal required the affirmative vote of holders of at least a majority of our common units outstanding as of the record date for the Special Meeting. The following are the tabulated votes “For” and “Against” this proposal, as well as the number of “Abstentions”:

	For	Against	Abstain
Common Units	34,787,183	6,038,755	537,578

For additional information about the Merger Agreement with AMID, see our Proxy Statement.

Liquidity Consideration

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

In connection with the execution of the Fifth Amendment, on December 29, 2016, the Partnership entered into (i) an Investment Agreement (the "Investment Agreement") with Holdings and Wells Fargo Bank, N.A., (ii) a Backstop Agreement (the "Backstop Agreement") with Holdings, Wells Fargo Bank, N.A. and the Sponsors and (iii) a First Amendment to the equity cure contribution agreement (the "Equity Cure Contribution Amendment") with Holdings. Pursuant to the Equity Cure Contribution Amendment, on December 29, 2016, Holdings contributed $17.0 million to us in exchange for 11,486,486 common units. The proceeds of the $17.0 million contribution were used to pay down the outstanding balance under the Third A&R Revolving Credit Agreement and for general corporate purposes. On January 2, 2018, we notified Holdings that a Full Investment Trigger (as defined in the Investment Agreement) occurred on December 31, 2017. Pursuant to the Backstop

Agreement, on January 2, 2018, Holdings delivered a Backstop Demand (as defined in the Investment Agreement) for each Sponsor to fund their respective pro rata portions of the Sponsor Shortfall Amount (as defined in the Investment Agreemen
$15.0 million in accordance with the Backstop Agreement. As consideration for the amount provided directly to us by a Sponsor pursuant to the Backstop Agreement, we issued to the Sponsors senior unsecured notes of the Partnership in an aggregate principal amount of $15.0 million (each, an "Investment Note" and collectively, the “Investment Notes”). The Investment Notes mature on November 5, 2019 and bear interest at a rate of 12.5% per annum. Interest on the Investment Note shall be paid in kind (other than with respect to interest payable (i) on or after the maturity date, (ii) in connection with prepayment, or (iii) upon acceleration of the Investment Note, which shall be payable in cash); provided that all interest shall be payable in cash on or after December 31, 2018. The Investment Notes are the unsecured obligation of the Partnership subordinate in right of payment to any of our secured obligations under the Third A&R Revolving Credit Agreement.

Distribution Suspension

The board of directors of our General Partner (the “SXE GP Board”) suspended paying a quarterly distribution with respect to the fourth quarter of 2015, every quarter of 2016 and 2017 and the first quarter of 2018 to conserve any excess cash for the operation of our business. The SXE GP Board and our management believe this suspension to be in the best interest of our unitholders and will continue to evaluate our ability to reinstate the distribution in future periods. More importantly, we are restricted under the terms of the Fifth Amendment from paying a distribution until our Consolidated Total Leverage Ratio is below 5.0 and we are also restricted from paying such distribution under the terms of the Merger Agreement. See Notes 1 and 2 to our condensed consolidated financial statements.

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

Our results are determined primarily by the volumes of natural gas we gather and process, the efficiency of our processing plants and NGL fractionation plant, the commercial terms of our contractual arrangements, natural gas and NGL prices and our operations and maintenance expense. We manage our business with the goal to maximize the gross operating margin we earn from contracts balanced against any risks we assume in our contracts. Our contracts vary in duration from one month to several years and the pricing under our contracts varies depending upon several factors, including our competitive position, our acceptance of risks associated with longer-term contracts and our desire to recoup over the term of the contract any capital expenditures that we are required to incur to provide service to our customers. We purchase, gather, process, treat, compress, transport and sell natural gas and purchase, fractionate, transport and sell NGLs. Contracts with a counterparty generally contain one or more of the following arrangements:

•
Fixed-Fee.  We receive a fixed-fee per unit of natural gas volume that we gather at the wellhead, process, treat, compress and/or transport for our customers, or we receive a fixed-fee per unit of NGL volume that we transport to fractionation. Some of our arrangements also provide for a fixed-fee for guaranteed transportation capacity on our systems.

•
Fixed-Spread.  Under these arrangements, we purchase natural gas and NGLs from producers or suppliers at receipt points on our systems at an index-based price plus or minus a fixed price differential and sell these volumes of natural gas and NGLs at delivery points off our systems at the same index-based price, plus or minus a fixed price differential. By entering into such back-to-back purchases and sales, we are able to mitigate our risk associated with changes in the general commodity price levels of natural gas and NGLs. We remain subject to variations in our fixed-spreads to the extent we are unable to precisely match volumes purchased and sold in a given time period or are unable to secure the supply or to produce or market the necessary volume of products at our anticipated differentials to the index price.

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

We define Adjusted EBITDA as net income/loss, plus interest expense, income tax expense, depreciation and amortization expense, equity in losses of joint venture investments, certain non-cash charges (such as non-cash unit-based compensation, impairments, loss on extinguishment of debt and unrealized losses on derivative contracts), major litigation costs net of recoveries, transaction-related costs, revenue deferral adjustment, loss on sale of assets, severance expense and selected charges that are unusual or non-recurring; less interest income, income tax benefit, unrealized gains on derivative contracts, equity in earnings of joint venture investments, gain on sale of assets and selected gains that are unusual or non recurring. Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP.
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

Reconciliations of Non-GAAP Financial Measures

The following table presents reconciliations of net cash provided by operating activities to net loss, Adjusted EBITDA and distributable cash flow (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$(915)	$190
Add (deduct):
Depreciation and amortization	(17,856)	(17,850)
Unit-based compensation	(65)	(257)
Amortization of deferred financing costs, original issuance discount and PIK interest	(1,275)	(951)
Gain on sale of assets	—	62
Unrealized gain on financial instruments	5	17
Equity in losses of joint venture investments	(3,136)	(3,316)
Impairment of assets	—	(649)
Gain on insurance proceeds	—	1,508
Other, net	63	285
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	(6,836)	(11,257)
Prepaid expenses and other current assets	7,225	630
Other non-current assets	65	(61)
Accounts payable and accrued expenses, including affiliates	11,274	12,099
Other liabilities	(5,386)	4,167
Net loss	$(16,837)	$(15,383)
Add (deduct):
Depreciation and amortization	$17,856	$17,850
Interest expense	10,010	9,103
Gain on insurance proceeds	—	(1,508)
Impairment of assets	—	649
Gain on sale of assets	—	(62)
Revenue deferral adjustment	(104)	754
Unit-based compensation	65	257
Transaction-related costs	620	—
Equity in losses of joint venture investments	3,136	3,316
Severance expense	—	2,334
Expenses related to shut-down of Conroe processing plant and conversion of Gregory processing plant	—	294
Other, net	330	414
Adjusted EBITDA	$15,076	$18,018
Cash paid for interest	(9,158)	(8,419)
Maintenance capital expenditures	(885)	(680)
Distributable cash flow	$5,033	$8,919

Results of Operations

The following table summarizes our results of operations (in thousands, except operating data):

	Three Months Ended March 31,
	2018	2017
Revenues:
Revenues	$103,861	$114,387
Revenues - affiliates	52,769	40,771
Total revenues	156,630	155,158
Expenses:
Cost of natural gas and liquids sold	123,517	118,691
Operations and maintenance	13,973	14,306
Depreciation and amortization	17,856	17,850
General and administrative	4,975	8,196
Impairment of assets	—	649
Gain on sale of assets	—	(62)
Total expenses	160,321	159,630

Loss from operations	(3,691)	(4,472)
Other income (expense):
Equity in losses of joint venture investments	(3,136)	(3,316)
Interest expense	(10,010)	(9,103)
Gain on insurance proceeds	—	1,508
Total other expense	(13,146)	(10,911)
Loss before income tax benefit (expense)	(16,837)	(15,383)
Income tax benefit (expense)	—	—
Net loss	$(16,837)	$(15,383)

Other financial data:
Adjusted EBITDA	$15,076	$18,018

Maintenance capital expenditures	$885	$680
Growth capital expenditures	$2,538	$6,873

Operating data:
Average volume of processed gas (MMcf/d)	234	256
Average volume of NGLs produced (Bbls/d)	28,524	31,230
Average daily throughput Mississippi/Alabama (MMcf/d)	198	168

Realized prices on natural gas volumes ($/Mcf)	$3.26	$3.13
Realized prices on NGL volumes ($/gal)	0.53	0.68

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Volume and overview.  Processed gas volumes decreased 22 MMcf/d, or 9%, to 234 MMcf/d during the three months ended March 31, 2018, compared to 256 MMcf/d during the three months ended March 31, 2017. This decrease in processed gas volumes is due primarily to record cold temperatures in in January 2018 and lower volumes from producers in our dry-gas areas of South Texas. The decrease is offset partially by higher volumes from producers in our rich-gas areas of South Texas, including Karnes, Frio and LaSalle counties.

NGLs produced at our processing plants for the three months ended March 31, 2018 averaged 28,524 Bbls/d, a decrease of 9%, or 2,706 Bbls/d, compared to 31,230 Bbls/d for the three months ended March 31, 2017. The decrease in NGLs produced is due primarily to a decline in processed gas volumes offset partially by higher ethane recoveries at our processing plants.

Revenues.  Our total revenues for the three months ended March 31, 2018 increased $1.4 million, or 1%, to $156.6 million from $155.2 million for the three months ended March 31, 2017. This increase was due primarily to an increase in realized prices in natural gas, offset partially by a reduction in processed gas volumes.

Cost of natural gas and NGLs sold.  Our cost of natural gas and NGLs sold for the three months ended March 31, 2018 was $123.5 million, compared to $118.7 million for the three months ended March 31, 2017. This increase of $4.8 million, or 4%, was due primarily to higher natural gas prices compared to the same period in 2017.

Operations and maintenance expenses.  Operations and maintenance expenses for the three months ended March 31, 2018 were $14.0 million, compared to $14.3 million for the three months ended March 31, 2017 for a decrease of $0.3 million, or 2%. This decrease was due primarily to improved operating efficiencies at our facilities and lower variable expenses due to lower volumes.

General and administrative expenses.  General and administrative expenses for the three months ended March 31, 2018 were $5.0 million, compared to $8.2 million for the three months ended March 31, 2017. This decrease of $3.2 million, or 39%, is due primarily to severance expense of $2.3 million during the three months ended March 31, 2017 and $1.5 million of cost-saving initiatives, partially offset by transaction-related expenses of $0.6 million during the three months ended March 31, 2018.

Depreciation and amortization expenses.  Depreciation and amortization expense for the three months ended March 31, 2018 was $17.9 million, compared to $17.9 million for the three months ended March 31, 2017.

Equity in losses of joint venture investments.  Our share of losses incurred by joint venture investments was $3.1 million for the three months ended March 31, 2018 and $3.3 million for the three months ended March 31, 2017. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization.

Interest expense.  For the three months ended March 31, 2018, interest expense was $10.0 million, compared to $9.1 million for the three months ended March 31, 2017. This increase of $0.9 million was due primarily to higher interest rates on borrowings.

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

Our future cash flow will be materially adversely affected if the prices for natural gas, NGL and crude oil continue to affect the drilling for oil or natural gas in our primary operating area, the Eagle Ford Shale. See Note 1 to our condensed consolidated financial statements. The majority of our revenue is derived from fixed-fee and fixed-spread contracts, which have limited direct exposure to commodity price levels since we are paid based on the volumes of natural gas that we gather, process, treat, compress and transport and the volumes of NGLs we fractionate and transport, rather than being paid based on the value of the underlying natural gas or NGLs. In addition, a portion of our contract portfolio contains minimum volume commitment arrangements. The majority of our volumes are dependent upon the level of producer drilling activity. We remain focused on our efforts to improve future liquidity, and continue our cost-saving efforts to lower our operating and general and administrative cost structure. Additionally, we have explored various strategic options resulting in the execution of the Merger Agreement and Contribution Agreement.

On December 29, 2016, we entered into the Fifth Amendment, pursuant to which we received a full waiver for all defaults or events of default arising out of our failure to comply with the financial covenant to maintain a Consolidated Total Leverage Ratio less than 5.00 to 1.00 for the quarter ended September 30, 2016. In addition, until such time as our Consolidated Total Leverage Ratio is less than or equal to 5.00 to 1.00, we will be required to repay any outstanding borrowings under the Credit Facility in an amount equal to 50% of our Excess Cash Flow (as defined in the Fifth Amendment). As of March 31, 2018, our Consolidated Total Leverage Ratio was 8.64 to 1.0.

Additionally, pursuant to the Fifth Amendment, (i) the total aggregate commitments under the Third A&R Revolving Credit Agreement were reduced from $200 million to $125 million (then further reduced to $120 million on June 30, 2018) and the sublimit for letters of credit was also reduced from $75 million to $50 million (total aggregate commitments will be periodically reduced further through December 31, 2018); (ii) the Consolidated Total Leverage Ratio and Consolidated Senior Secured Leverage Ratio (each as defined in the Fifth Amendment) financial covenants were suspended until the quarter ended March 31, 2019; and (iii) the Consolidated Interest Coverage Ratio (as defined in the Fifth Amendment) financial covenant requirement was reduced from 2.50 to 1.00 to 1.50 to 1.00 for all periods ending on or prior to December 31, 2018. Prior to the Ratio Compliance Date, we will be required to maintain minimum levels of Consolidated EBITDA on a quarterly basis and be subject to certain covenants and restrictions related to liquidity and capital expenditures. See Notes 1 and 5 to our condensed consolidated financial statements.

On January 22, 2018, in connection with the Investment Agreement and the Backstop Agreement, the Sponsors provided us $15.0 million in exchange for the Investment Notes. See Note 2 to our condensed consolidated financial statements.

As of May 7, 2018, we had $530.8 million in outstanding borrowings under our Senior Credit Facilities (as defined in Note 5 to our condensed consolidated financial statements) and $15.3 million in Investment Notes, which includes $0.3 million of paid-in-kind (“PIK”) interest. Under our five-year $200 million revolving credit facility due August 2019 (the “Credit Facility”), pursuant to our Third A&R Revolving Credit Agreement, we have the ability to borrow up to $125.0 million less any letters of credit amounts outstanding, which as of May 7, 2018 provided us access to $16.8 million.

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

•	maintenance capital expenditures, which are capital expenditures that are not considered growth capital expenditures.

The following table summarizes our capital expenditures (in thousands):

	Three Months Ended March 31,
	2018	2017
Maintenance capital expenditures	$885	$680
Growth capital expenditures	2,538	6,873
Capital expenditures	$3,423	$7,553

Our growth capital expenditures during the three months ended March 31, 2018 primarily related to projects to connect new production or y-grade supply to our assets. Our growth capital expenditures during the three months ended March 31, 2017, primarily relate to the installation of a new gas gathering pipeline in Mississippi which is used to gather incremental wellhead supply to sell to our end use markets in the area.

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

We continue to face a challenging corporate capital structure with substantial financial leverage and we remain focused on our overall profitability, including managing Partnership-wide, cost-savings initiatives.

During management's ongoing assessment of the Partnership's financial forecast, the board of directors of Southcross Holdings GP, LLC (the “Holdings GP Board”) and the SXE GP Board, together with our management, determined that in our current corporate capital structure and absent continued access to equity cures from our Sponsors or a significant equity infusion from a third party, which the Partnership may not be able to obtain, or absent additional amendments to its Third A&R Revolving Credit Agreement or waivers of the March 31, 2019 requirement to comply with the Consolidated Total Leverage Ratio (as defined in the Fifth Amendment), the Partnership will not be able to comply with such financial covenant, which will trigger an event of default under the Senior Credit Facilities (as defined in the Note 5 to our condensed consolidated financial statements). As a result of the Partnership’s expected inability to comply with its financial covenants twelve months from the issuance of this Form 10-Q, management has determined that there are conditions and events that raise substantial doubt about the Partnership’s ability to continue as a going concern.

If the Partnership's independent registered public accounting firm reports in a subsequent audit report the existence of substantial doubt regarding the Partnership's ability to continue as a going concern, this would lead to an event of default under the Senior Credit Facilities which, in turn, would trigger a cross default of Southcross Holdings Borrowers’ credit facilities. Such events of default, if not cured, would allow the lenders under each of these borrowing arrangements to accelerate the maturity of the debt, making it due and payable immediately.

As a condition to the closing of the Merger, AMID is required to repay all of the outstanding debt of the Partnership and Holdings. Upon completion of the Merger and the payoff of such debt, the conditions and events that have caused the existence of substantial doubt described above will be eliminated. Should the Merger Agreement not close, management plans to pursue all available options to generate liquidity and maintain compliance with the Partnership’s financial covenants and other commitments including refinancing its indebtedness and negotiating with its lenders for more favorable terms. Management cannot reasonably assure that it will be effective in implementing any such strategy, and consequently, has concluded that substantial doubt exists regarding SXE’s ability to continue as a going concern.

Cash Flows

The following table provides a summary of our cash flows by category (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$(915)	$190
Net cash used in investing activities	(3,406)	(5,073)
Net cash provided by (used in) financing activities	2,116	(11,902)

Operating cash flows — Net cash used in operating activities was $0.9 million for the three months ended March 31, 2018, compared to cash provided by operating activities of $0.2 million for the three months ended March 31, 2017. The decrease in cash from operating activities of $1.1 million was due primarily to higher settlements of affiliated accounts receivable during the three months ended March 31, 2017 compared to the three months ended March 31, 2018.

Investing cash flows — Net cash used in investing activities for the three months ended March 31, 2018 was $3.4 million, compared to net cash used in investing activities of $5.1 million for the three months ended March 31, 2017. The decrease of $1.7 million used in investing activities during three months ended March 31, 2018 was due primarily to lower capital expenditures of $3.4 million as compared to $7.6 million during the three months ended March 31, 2017, offset by $2.0 million of insurance proceeds from property damage claims during the three months ended March 31, 2017.

Financing cash flows — Net cash provided by financing activities for the three months ended March 31, 2018 was $2.1 million, compared to net cash used in financing activities of $11.9 million for the three months ended March 31, 2017. The increase of cash provided by financing activities of $14.0 million was due primarily to the $15.0 million of borrowings provided by the Sponsors in exchange for the Investment Notes during the three months ended March 31, 2018, partially offset by $0.8 million of additional paydowns on our Term Loan and Credit Facility during the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

For discussion on specific recent accounting pronouncements affecting us, please see Note 1 to our unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies are consistent with those described in our 2017 Annual Report on Form 10-K.

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

Internal control over financial reporting.  There were no changes in our system of internal control over financial reporting (as defined in Rule 13a—15(f) or Rule 15d—15(f) of the Exchange Act) during the first quarter of 2018 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 6 to our condensed consolidated financial statements in Item 1 for information on legal proceedings in which we are involved.

Item 1A. Risk Factors.

Our Risk Factors are consistent with those disclosed in Part I, Item 1A Risk Factors of our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed in Note 2 to our condensed consolidated financial statements, on May 3, 2018, we issued Class B PIK Units (as defined in Note 2) to the holder of the Class B Convertible Units as a paid-in-kind distribution attributable to the quarter ended December 31, 2017. In connection with the issuance of the Class B PIK Units, our General Partner made a capital contribution in exchange for the issuance of 6,549 general partner units to maintain its 2.0% ownership interest in us.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Bruce A. Williamson, who had been serving as our Chairman, President and Chief Executive Officer until March 4, 2018, continues to recover from his sudden illness previously disclosed in our Current Report on Form 8-K filed with the SEC on March 5, 2018.  Mr. David Biegler will continue to serve as our acting Chairman, President and Chief Executive Officer during Mr. Williamson’s time of recovery.

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

SOUTHCROSS ENERGY PARTNERS, L.P.

		By:	Southcross Energy Partners GP, LLC, its general partner

Date:	May 10, 2018	By:	/s/ Bret M. Allan
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