Form 10-Q
period 2018-09-30
Southcross Energy Partners, L.P.
filed 2018-11-14
CIK 1547638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

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

As of November 9, 2018, the registrant has 48,686,215 common units outstanding, 12,213,713 subordinated units outstanding and 19,314,797 Class B Convertible Units outstanding. Our common units trade on the NYSE under the symbol “SXE.”

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

Southcross Energy Partners, L.P.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,048	$5,218
Trade accounts receivable	23,193	33,920
Accounts receivable - affiliates	48,450	33,163
Prepaid expenses	1,662	2,592
Other current assets	8,113	497
Total current assets	84,466	75,390

Property, plant and equipment, net	869,547	914,547
Investments in joint ventures	102,652	111,747
Other assets	2,393	2,519
Total assets	$1,059,058	$1,104,203

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$51,086	$57,782
Accounts payable - affiliates	36	378
Current portion of long-term debt	522,787	4,256
Other current liabilities	13,457	12,976
Total current liabilities	587,366	75,392

Long-term debt	—	514,266
Other non-current liabilities	17,300	14,979
Total liabilities	604,666	604,637

Commitments and contingencies (Note 6)

Partners' capital:
Common units (48,670,936 and 48,614,187 units outstanding as of September 30, 2018 and December 31, 2017, respectively)	184,839	215,146
Class B Convertible units (19,314,797 and 18,335,181 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	260,512	266,725
Subordinated units (12,213,713 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	643	8,302
General partner interest	8,398	9,393
Total partners' capital	454,392	499,566
Total liabilities and partners' capital	$1,059,058	$1,104,203

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Revenues	$79,387	$122,099	$261,591	$364,456
Revenues - affiliates	75,417	48,379	187,263	129,458
Total revenues (Note 10)	154,804	170,478	448,854	493,914

Expenses:
Cost of natural gas and liquids sold	118,377	136,723	346,305	388,362
Operations and maintenance	13,626	14,278	41,975	43,779
Depreciation and amortization	17,787	17,521	53,549	53,673
General and administrative	5,613	6,557	15,529	19,616
Impairment of assets	—	1,120	—	1,769
Loss (gain) on sale of assets, net	(84)	186	(637)	(5)
Total expenses	155,319	176,385	456,721	507,194

Loss from operations	(515)	(5,907)	(7,867)	(13,280)
Other income (expense):
Equity in losses of joint venture investments	(3,161)	(3,218)	(9,449)	(9,865)
Interest expense	(11,158)	(9,931)	(32,263)	(28,670)
Gain on insurance proceeds	—	—	—	1,508
Total other expense	(14,319)	(13,149)	(41,712)	(37,027)
Loss before income tax expense	(14,834)	(19,056)	(49,579)	(50,307)
Income tax expense	—	(2)	—	(4)
Net loss	$(14,834)	$(19,058)	$(49,579)	$(50,311)
General partner unit in-kind distribution	(11)	(20)	(33)	(50)
Net loss attributable to partners	$(14,845)	$(19,078)	$(49,612)	$(50,361)

Earnings per unit:
Net loss allocated to limited partner common units	$(8,833)	$(11,545)	$(29,659)	$(30,590)
Weighted average number of limited partner common units outstanding	48,658	48,574	48,640	48,545
Basic and diluted loss per common unit	$(0.18)	$(0.24)	$(0.61)	$(0.63)

Net loss allocated to limited partner subordinated units	$(2,217)	$(2,902)	$(7,446)	$(7,694)
Weighted average number of limited partner subordinated units outstanding	12,214	12,214	12,214	12,214
Basic and diluted loss per subordinated unit	$(0.18)	$(0.24)	$(0.61)	$(0.63)

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(49,579)	$(50,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,549	53,673
Unit-based compensation	210	1,241
Amortization of deferred financing costs, original issuance discount and PIK interest	4,143	2,719
Gain on sale of assets	(637)	(5)
Unrealized gain on financial instruments	(13)	(15)
Equity in losses of joint venture investments	9,449	9,865
Impairment of assets	—	1,769
Gain on insurance proceeds	—	(1,508)
Other, net	(189)	(411)
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	(4,559)	12,503
Prepaid expenses and other current assets	(7,172)	28
Other non-current assets	636	(22)
Accounts payable and accrued liabilities, including affiliates	(7,687)	(1,912)
Other liabilities	5,188	(1,778)
Net cash provided by operating activities	3,339	25,836
Cash flows from investing activities:
Capital expenditures	(9,694)	(17,027)
Aid in construction receipts	(7)	8,876
Insurance proceeds from property damage claims, net of expenditures	—	2,000
Net proceeds from sales of assets	693	2,974
Investment contributions to joint venture investments	(354)	(412)
Net cash used in investing activities	(9,362)	(3,589)
Cash flows from financing activities:
Borrowings under our senior unsecured note	15,000	—
Repayments under our credit facility	(11,431)	(24,000)
Repayments under our term loan agreement	(3,192)	(4,289)
Payments on capital lease obligations	(461)	(369)
Financing costs	(256)	(44)
Tax withholdings on unit-based compensation vested units	(8)	(119)
Contribution from parent	4,201	—
Net cash provided by (used in) financing activities	3,853	(28,821)

Net decrease in cash and cash equivalents	(2,170)	(6,574)
Cash and cash equivalents — Beginning of period	5,218	21,226
Cash and cash equivalents — End of period	$3,048	$14,652

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Partners' Capital
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Total
BALANCE - December 31, 2017	$215,146	$266,725	$8,302	$9,393	$499,566
Net loss	(29,659)	(11,483)	(7,446)	(991)	(49,579)
Unit-based compensation on long-term incentive plan	210	—	—	—	210
Contribution from parent	—	4,201	—	—	4,201
Tax withholdings on unit-based compensation vested units	(8)	—	—	—	(8)
Contributions from general partner	—	—	—	2	2
General partner unit in-kind distribution	(13)	(6)	(3)	22	—
Class B Convertible unit in-kind distribution	(837)	1,075	(210)	(28)	—
BALANCE - September 30, 2018	$184,839	$260,512	$643	$8,398	$454,392

	Partners' Capital
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Total
BALANCE - December 31, 2016	$255,124	$278,508	$19,240	$10,757	$563,629
Net loss	(30,560)	(11,058)	(7,687)	(1,006)	(50,311)
Unit-based compensation on long-term incentive plan	1,241	—	—	—	1,241
Tax withholdings on unit-based compensation vested units	(119)	—	—	—	(119)
Contributions from general partner	—	—	—	5	5
Retention bonuses funded by Holdings	2,281	—	—	—	2,281
General partner unit in-kind distribution	(31)	(11)	(8)	50	—
Class B Convertible unit in-kind distribution	(1,905)	2,447	(479)	(63)	—
BALANCE - September 30, 2017	$226,301	$269,886	$11,066	$9,743	$516,726

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

Southcross Holdings LP, a Delaware limited partnership (“Holdings”), indirectly owns 100% of Southcross Energy Partners GP, LLC, a Delaware limited liability company and our General Partner (“General Partner”) (and therefore controls us), all of our subordinated and Class B convertible units and 54.4% of our common units. Our General Partner owns an approximate 2.0% interest in us and all of our incentive distribution rights. EIG Global Energy Partners, LLC (“EIG”) and Tailwater Capital LLC (“Tailwater”) (collectively, the “Sponsors”) each indirectly own approximately one-third of Holdings, and a group of consolidated lenders under Holdings' term loan (the "Lenders") own the remaining one-third of Holdings.

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

Simultaneously, on July 29, 2018, Holdings terminated the Contribution Agreement, dated October 31, 2017, by and among Holdings, AMID and AMID GP, as amended by that certain Amendment No. 1 to Contribution Agreement, dated as of June 1, 2018, by and among Holdings, AMID and AMID GP (as amended, the “Contribution Agreement”), as result of the transactions contemplated by the Contribution Agreement not being completed on or prior to June 15, 2018 due to AMID’s Funding Failure (as defined in the Contribution Agreement). Pursuant to the terms of the Contribution Agreement, AMID was obligated to pay Holdings a fee of $17 million as a result of such termination. On August 1, 2018, AMID paid the $17 million termination fee to Holdings, of which $4.2 million was contributed to the Partnership and was used to reimburse the Partnership’s transaction costs.

Letter Agreement. In connection with the Merger Agreement and Contribution Agreement, Holdings and the Partnership entered into a Letter Agreement (the “Letter Agreement”) providing for Holdings to reimburse the Partnership for all fees or expenses of the Partnership in connection with the Merger Agreement including (i) any fees or expenses of counsel, accountants, investment bankers and consultants retained by the Partnership or the conflicts committee of the Partnership, and (ii) the payment of any termination fee or the reimbursement of any AMID expense, in each case, if the Merger has not closed and (a) the Merger Agreement is terminated because the Contribution Agreement has been terminated under certain specified circumstances, including if the Contribution Agreement is terminated in a manner that results in Holdings being entitled to receive the termination fee, or (b) the Merger Agreement is terminated without the prior approval of the conflicts committee of the Partnership under certain specified circumstances. A portion of the termination fee referenced above was used to reimburse the Partnership’s transaction costs.

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

During management's ongoing assessment of the Partnership's financial forecast, the board of directors of Southcross Holdings GP, LLC (the “Holdings GP Board”) and the board of directors of our General Partner (the “SXE GP Board”), together with our management, determined that in our current corporate capital structure and absent continued access to equity cures from our Sponsors or a significant equity infusion from a third party, neither of which the Partnership expects, or absent additional amendments to its Third A&R Revolving Credit Agreement (which is due August 4, 2019) or waivers of the March 31, 2019 requirement to comply with the Consolidated Total Leverage Ratio (as defined in the Fifth Amendment) and Consolidated Interest Coverage Ratio (as defined in the Sixth Amendment), the Partnership is not expected to be able to comply with such financial covenants in the next twelve months, which will trigger an event of default under the Senior Credit Facilities (as defined and discussed in Note 5). As a result of the Partnership’s expected inability to comply with its financial covenants twelve months from the issuance of this Form 10-Q, together with the maturity date of the Third A&R Revolving Credit Agreement being in less than twelve months, management has determined that there are conditions and events that raise substantial doubt about the Partnership’s ability to continue as a going concern.

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

Management is pursuing all reasonable options to generate liquidity and maintain compliance with the Partnership’s financial covenants and other commitments including refinancing its indebtedness and negotiating with its lenders for more favorable terms. Management cannot reasonably assure that it will be effective in implementing any such strategy, and consequently, has concluded that substantial doubt exists regarding SXE’s ability to continue as a going concern.

Basis of Presentation

We prepared this report under the rules and regulations of the Securities Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by GAAP and should be read in conjunction with our 2017 Annual Report on Form 10-K (“2017 Annual Report on Form 10-K”). The condensed consolidated financial statements as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017, are unaudited and have been prepared on the same basis as the audited financial statements included in our 2017 Annual Report on Form 10-K. However, on January 1, 2018, the Partnership adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), using the modified retrospective method. Accordingly, our condensed consolidated financial statements for the three and nine months ended September 30, 2018 have been prepared in accordance with the updated accounting principles under the new standard. Adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position have been included herein. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

Significant Accounting Policies

During the nine months ended September 30, 2018, the Partnership adopted ASC 606. As a result, there was a change to our significant accounting policies described in Note 1 of our 2017 Annual Report on Form 10-K, as described below.

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
In February 2016, the FASB issued a pronouncement amending disclosure and presentation requirements for lessees and lessors on the face of the balance sheet. The pronouncement states that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. In January 2018, the FASB issued an updated accounting pronouncement which permits an entity to elect an optional transition method to not evaluate land easements that exist or expired before the entity’s adoption of the new leasing standard and that were not previously accounted for as leases. In July 2018, the FASB issued an updated accounting pronouncement which permits an entity to apply initially the new leasing standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance sheet of partners’ equity in the period of adoption. We have evaluated the majority of our lease agreements and are developing our implementation plan to assess the impact to our existing financial statement disclosures. The lease pronouncement will become effective beginning in 2019.

2. NET LOSS PER LIMITED PARTNER UNIT AND DISTRIBUTIONS

Net Loss Per Limited Partner Unit

The following is a reconciliation of net loss attributable to limited partners and the limited partner units used in the basic and diluted earnings per unit calculations for the three and nine months ended September 30, 2018 and 2017 (in thousands, except unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(14,834)	$(19,058)	$(49,579)	$(50,311)
General partner unit in-kind distribution	(11)	(20)	(33)	(50)
Net loss attributable to partners	$(14,845)	$(19,078)	$(49,612)	$(50,361)

General partner's interest(1)	$(308)	$(396)	$(1,024)	$(1,019)
Class B Convertible limited partner interest(1)	(3,487)	(4,235)	(11,483)	(11,058)
Limited partners' interest(1)
Common	$(8,833)	$(11,545)	$(29,659)	$(30,590)
Subordinated	(2,217)	(2,902)	(7,446)	(7,694)

(1)
General Partner's and limited partners’ interests are calculated based on the allocation of net losses for the period, net of the General Partner unit in-kind distributions. The Class B Convertible Unit interest is calculated based on the allocation of only net losses for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
Common Units	2018	2017	2018	2017
Interest in net loss	$(8,833)	$(11,545)	$(29,659)	$(30,590)
Effect of dilutive units - numerator (1)	—	—	—	—
Dilutive interest in net loss	$(8,833)	$(11,545)	$(29,659)	$(30,590)

Weighted-average units - basic	48,657,961	48,573,647	48,640,448	48,544,728
Effect of dilutive units - denominator (1)	—	—	—	—
Weighted-average units - dilutive	48,657,961	48,573,647	48,640,448	48,544,728

Basic and diluted net loss per common unit	$(0.18)	$(0.24)	$(0.61)	$(0.63)

	Three Months Ended September 30,		Nine Months Ended September 30,
Subordinated Units	2018	2017	2018	2017
Interest in net loss	$(2,217)	$(2,902)	$(7,446)	$(7,694)
Effect of dilutive units - numerator(1)	—	—	—	—
Dilutive interest in net loss	$(2,217)	$(2,902)	$(7,446)	$(7,694)

Weighted-average units - basic	12,213,713	12,213,713	12,213,713	12,213,713
Effect of dilutive units - denominator(1)	—	—	—	—
Weighted-average units - dilutive	12,213,713	12,213,713	12,213,713	12,213,713

Basic and diluted net loss per subordinated unit	$(0.18)	$(0.24)	$(0.61)	$(0.63)

(1)
Because we had a net loss for all periods for common units and the subordinated units, the effect of the dilutive units would be anti-dilutive to the per unit calculation. Therefore, the weighted average units outstanding are the same for basic and dilutive net loss per unit for those periods. The weighted average units that were not included in the computation of diluted per unit amounts were 87,388 and 86,418 unvested awards granted under the LTIP for the three months ended September 30, 2018 and 2017, respectively. The weighted average units that were not included in the computation of diluted per unit amounts were 230,833 and 46,551 unvested awards granted under the LTIP for the nine months ended September 30, 2018 and 2017, respectively.

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

The SXE GP Board suspended paying a quarterly distribution with respect to the fourth quarter of 2015, every quarter of 2016 and 2017 and the first, second and third quarters of 2018 to conserve any excess cash for the operation of our business. The SXE GP Board and our management believe this suspension to be in the best interest of our unitholders and will continue to evaluate our ability to reinstate the distribution in future periods. More importantly, we are restricted under the terms of the Fifth Amendment from paying a distribution until our Consolidated Total Leverage Ratio is below 5.0.

Paid In-Kind Distributions

Class B Convertible Units. As of September 30, 2018, the Class B Convertible Units consisted of 19,314,797 of such units including the additional Class B Convertible Units issued in-kind as a distribution (“Class B PIK Units”). The Class B Convertible Units are not participating securities for purposes of the earnings per unit calculation. Commencing with the quarter ended September 30, 2014 and until converted, as long as certain requirements are met, the holders of the Class B Convertible Units will receive quarterly distributions in an amount equal to $0.3257 per unit. These distributions will be paid quarterly in Class B PIK Units within 45 days after the end of each quarter. Our General Partner was entitled, and has exercised its right, to retain its 2.0% general partner interest in us in connection with the original issuance of the Class B Convertible Units. In connection with future distributions of Class B PIK Units, the General Partner is entitled to a corresponding distribution to maintain its 2.0% general partner interest in us. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions. See Note 7.

The following table represents the Class B PIK unit distribution paid on the Class B Convertible Units for the periods ended December 31, 2017 and September 30, 2018 (in thousands, except per unit and in-kind distribution units):

Payment Date	Attributable to the Quarter Ended	Per Unit Distribution	In-Kind Class B Convertible Unit Distributions to Class B Convertible Holders	In-Kind Class B Convertible Distributions Value(1)	In-Kind Unit Distribution to General Partner	In-Kind General Partner Distribution Value(1)
2018
November 12, 2018	September 30, 2018	$0.3257	338,034	$196	6,899	$4
August 13, 2018	June 30, 2018	0.3257	332,220	515	6,780	11
May 3, 2018	March 31, 2018	0.3257	326,506	532	6,663	11
2017
February 9, 2018	December 31, 2017	$0.3257	320,890	$542	6,549	$11
November 11, 2017	September 30, 2017	0.3257	315,370	741	6,436	15
August 11, 2017	June 30, 2017	0.3257	309,946	983	6,325	20
May 11, 2017	March 31, 2017	0.3257	304,615	1,060	6,216	22

(1)	The fair-value was calculated as required, based on the common unit price at the quarter end date for the period attributable to the distribution, multiplied by the number of units distributed.

3. FINANCIAL INSTRUMENTS

Fair-Value Measurements

We apply recurring fair-value measurements to our financial assets and liabilities. In estimating fair-value, we generally use a market approach and incorporate assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation techniques. The fair-value measurement inputs we use vary from readily observable inputs that represent market data obtained from independent sources to unobservable inputs that reflect our own market assumptions that cannot be validated through external pricing sources. Based on the observability of the inputs used in the valuation techniques, the financial assets and liabilities carried at fair-value in the financial statements are classified as follows:

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

•
Level 3—Represents derivative instruments whose fair-value is estimated based on internally developed models and methodologies utilizing significant inputs that are generally less readily observable from market sources. We do not have financial assets and liabilities classified as Level 3.

In certain cases, the inputs used to measure fair-value may fall into different levels of the fair-value hierarchy. In such cases, the level in the fair-value hierarchy must be determined based on the lowest level input that is significant to the fair-value measurement. An assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair-values based on the short-term nature of these instruments. The fair-value of our Credit Facility (defined in Note 5) approximates its carrying amount due primarily to the variable nature of the interest rate of the instrument and is considered a Level 2 fair-value measurement. As of September 30, 2018, the fair-value of our term loan was $388.9 million and the fair-value of the Investment Notes (defined in Note 5) was $14.8 million, based on recent trading levels and are considered Level 2 fair-value instruments.

Derivative Financial Instruments
Interest Rate Derivative Transactions
We enter into interest rate cap contracts to limit our London Interbank Offered Rate (“LIBOR”) based interest rate risk on the portion of debt hedged at the contracted cap rate. Our interest rate cap position was as follows (in thousands):

				Estimated Fair-Value
Notional Amount	Cap Rate	Effective Date	Maturity Date	September 30, 2018
40,000	3.000%	December 31, 2016	January 1, 2019	—
60,000	3.000%	June 30, 2017	June 30, 2019	14
175,000	4.000%	June 30, 2018	June 30, 2019	1
				$15

These interest rate derivatives are not designated as cash flow hedging instruments for accounting purposes and as a result, changes in the fair-value are recognized in interest expense immediately.

The fair-value of our interest rate derivative transactions is determined based on a discounted cash flow method using contractual terms of the transactions. The floating coupon rate is based on observable rates consistent with the frequency of the interest cash flows. We have elected to present our interest rate derivatives net in the balance sheets. There was no effect of offsetting in the balance sheets as of September 30, 2018 or December 31, 2017.

The fair-values of our interest rate derivative transactions were as follows (in thousands):

	Significant Other Observable Inputs (Level 2)
	Fair-Value Measurement as of
	September 30, 2018	December 31, 2017
Current interest rate derivative assets	$15	$1
Non-current interest rate derivative assets	—	1
Total interest rate derivatives	$15	$2

The realized and unrealized amounts recognized in interest expense associated with derivatives were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unrealized loss (gain) on interest rate derivatives	$(12)	$5	$(13)	$—
Realized gain on interest rate derivatives	—	—	—	(15)

4. LONG-LIVED ASSETS
Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (yrs)	September 30, 2018	December 31, 2017
Pipelines	15-30	$574,870	$571,730
Gas processing, treating and other plants	15	520,480	520,765
Compressors	5-15	79,093	78,997
Rights of way and easements	15	49,897	49,897
Furniture, fixtures and equipment	5	9,746	9,746
Capital lease vehicles	3-5	2,863	2,114
Total property, plant and equipment		1,236,949	1,233,249
Accumulated depreciation and amortization		(386,927)	(334,528)
Total		850,022	898,721

Construction in progress		5,871	2,173
Land and other		13,654	13,653
Property, plant and equipment, net		$869,547	$914,547

Depreciation is provided using the straight-line method based on the estimated useful life of each asset. Depreciation expense for the three and nine months ended September 30, 2018 was $17.8 million and $53.5 million, respectively, and $17.5 million and $53.7 million for the three and nine months ended September 30, 2017, respectively.

As part of Partnership-wide, cost-saving initiatives, management elected to idle the Bonnie View fractionation facility (“Bonnie View”) in the second quarter of 2017. As a result, all of our Y-grade product is being sold to Holdings in accordance with our affiliate Y-grade sales agreement and is being fractionated at the Holdings’ Robstown fractionation facility (“Robstown”). We utilize Bonnie View as a backup option to the extent Robstown is unable to fractionate our Y-grade product, however, during the third quarter of 2018, management elected to restart Bonnie View. Our election to restart Bonnie View has not had a material impact to our third quarter 2018 earnings and cash flows.

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

Intangible Assets

Intangible assets of $1.3 million as of September 30, 2018 and December 31, 2017, respectively, represent the unamortized value acquired to long-term supply and gathering contracts. These intangible assets are amortized on a straight-line basis over the 30-year expected useful lives of the contracts through 2041. Amortization expense over the next five years related to intangible assets is not significant.

5. LONG-TERM DEBT

Our outstanding debt and related information at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018	December 31, 2017
Revolving credit facility due 2019	$83,124	$94,555
Term loans due 2021	430,204	433,396
Senior unsecured notes payable due 2019	16,334	—
Original issuance discount on term loans due 2021	(893)	(1,134)
Total long-term debt (including current portion)	528,769	526,817
Current portion of long-term debt	(522,787)	(4,256)
Deferred financing costs	(5,982)	(8,295)
Total long-term debt	$—	$514,266

Outstanding letters of credit	$24,861	$24,911
Remaining unused borrowings	$12,015	$15,534

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average interest rate	7.41%	6.26%	7.07%	6.06%
Average outstanding borrowings	$530,208	$542,578	$530,208	$548,529
Maximum borrowings	$530,227	$548,080	$532,952	$561,305

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

(iv) suspended the Consolidated Total Leverage Ratio and Consolidated Senior Secured Leverage Ratio financial covenants and reduced the Consolidated Interest Coverage Ratio financial covenant requirement from 2.50 to 1.00 to 1.50 to 1.00 for all periods ending on or prior to the Ratio Compliance Date. Our Consolidated Interest Coverage Ratio was 1.51 to 1.00 as of September 30, 2018;

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

(vii) restricts our capital expenditures for growth and maintenance to not exceed certain amounts per fiscal year; and

(viii) beginning with the fiscal quarter ending March 31, 2019, our Consolidated Total Leverage Ratio cannot exceed 5.00 to 1.00 and our Consolidated Senior Secured Leverage Ratio cannot exceed 3.50 to 1.00. Until such time as our Consolidated Total Leverage Ratio is less than 5.00 to 1.00, we will also be restricted from making cash distributions to our unitholders and from entering into acquisition or merger agreements with third-party businesses involving a purchase price greater than $10 million, unless such acquisition is funded entirely using the proceeds from the issuance of equity. In addition, until such time as our Consolidated Total Leverage Ratio is less than or equal to 5.00 to 1.00, we will be required to repay any outstanding borrowings under the Credit Facility in an amount equal to 50% of our Excess Cash Flow (as defined in the Fifth Amendment). Our Consolidated Total Leverage Ratio was 8.61 to 1.00 as of September 30, 2018.

On August 10, 2018, we entered into the Sixth Amendment which, among other things, reduced the Consolidated Interest Coverage Ratio from 1.50 to 1.00 to 1.25 to 1.00 for the period ending on June 30, 2018. The Sixth Amendment, notwithstanding, absent continued access to equity cures from our Sponsors or a significant equity infusion from a third party, which the Partnership may not be able to obtain, or absent additional amendments to the Third A&R Revolving Credit Agreement (which is due August 4, 2019) or waivers of the March 31, 2019 requirement to comply with the Consolidated Total Leverage Ratio (as defined in the Fifth Amendment) and Consolidated Interest Coverage Ratio (as defined in the Sixth Amendment), the Partnership is not expected to comply with such financial covenants in the next twelve months, which will trigger an event of default under the Senior Credit Facilities. As a result, our expected inability to comply with our financial covenants, together with the expected maturity date of a significant portion of our borrowings within 12 months, we have classified all of our debt as current as of September 30, 2018.

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

Senior Unsecured Note

On January 2, 2018, Holdings delivered a Backstop Demand (as defined in the Investment Agreement) for each Sponsor to fund their respective pro rata portions of the Sponsor Shortfall Amount (as defined in the Investment Agreement) of $15.0 million in accordance with the Backstop Agreement. As consideration for the amount contributed directly to us by a Sponsor pursuant to the Backstop Agreement, we issued to the Sponsors senior unsecured notes of the Partnership in an aggregate principal amount of $15.0 million (each, an "Investment Note" and collectively, the “Investment Notes”). The Investment Notes mature on November 5, 2019 and bear interest at a rate of 12.5% per annum. Interest on the Investment Note shall be paid-in-kind (“PIK”) (other than with respect to interest payable (i) on or after the maturity date, (ii) in connection with prepayment, or (iii) upon acceleration of the Investment Note, which shall be payable in cash); provided that all interest shall be payable in cash on or after December 31, 2018. The Investment Notes are the unsecured obligation of the Partnership subordinate in right of payment to any of our secured obligations under the Third A&R Revolving Credit Agreement. The senior unsecured note payable includes $1.3 million of PIK interest as of September 30, 2018.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included in long-term debt in the balance sheets. Changes in deferred financing costs are as follows (in thousands):

	2018	2017
Deferred financing costs, January 1	$8,295	$11,474
Capitalization of deferred financing costs	256	66
Amortization of deferred financing costs	(2,569)	(2,475)
Deferred financing costs, September 30	$5,982	$9,065

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

Woodsboro. Our General Partner has been named as a defendant in a lawsuit filed on April 29, 2016 in Duval County, Texas styled Victor Henneke, Jr., et al. v. Southcross Energy Partners GP, LLC, et al., Cause No. DC-16-139, 229th Judicial District, Duval County, Texas (the “Henneke Case”). The Henneke Case involves claims by two employees of a third-party contractor for personal injury and wrongful death resulting from the alleged negligence of the Partnership related to a pipeline construction project located at our Woodsboro processing facility. The Partnership’s insurance carriers are providing coverage to the Partnership under its general liability policy. No trial date has been set for the contractual liability claims in the case. A jury trial for the personal injury claims began in Duval County, Texas on September 18, 2017. On September 22, 2017, two different award amounts were determined by the jury, the first of which was determined prior to the jury being released by the judge and the second was determined after the jury was recalled by the judge. On April 25, 2018, the successor judge entered a judgment against Southcross in the amount of approximately $7.7 million. We have filed an appeal of this judgment and believe that we have adequate insurance coverage to cover this matter. As a result, during the nine months ended September 30, 2018, we recorded a $7.7 million liability and receivable from our insurance carrier related to the Woodsboro legal settlement. On April 27, 2018 and April 30, 2018, the plaintiffs filed two new lawsuits against Southcross CCNG Transmission Ltd. that allege the same or similar causes of actions for which we previously received judgements in Duval County.  The cases are styled as Ivy Gonzalez on behalf of M.R. Gonzalez and M.N. Gonzalez Minor Children vs. Southcross CCNG Transmission Ltd.; Gene Henneke as independent administrator of the estate of Dennis Henneke; Galbreath Contracting, Inc. and Severo Sepulveda, Jr. Cause no. DE-18-82 and Amy Gonzalez as co-personal representative of the estate of Jesus Gonzalez, Jr. under the Texas Survival Act and for and on behalf of wrongful death beneficiaries M.R. Gonzalez and M.N. Gonzalez Minor Children and Amy Gonzalez and Jesus Gonzalez, Sr. vs. Southcross CCNG Transmission Ltd.; Gene Henneke as independent administrator of the estate of Dennis Henneke; Galbreath Contracting, Inc. and Severo Sepulveda, Jr. Cause no. DE-18-83. We intend to defend vigorously these pending matters and believe we have adequate insurance coverage with respect to these matters.

Corpus Christi Alumina LLC v. Southcross Marketing Co. Ltd. (In re Sherwin Alumina Co., LLC), Case No. 18-02024 (Bankr. S.D. Tex.) Corpus Christi Alumina LLC, the assignee of Sherwin Alumina Company LLC, sought to recover from our subsidiary, Southcross Marketing Co. Ltd., natural gas payments made to us prior to Sherwin’s 2016 bankruptcy. We settled this claim for $0.3 million in July 2018.

Regulatory Compliance

In the ordinary course of our business, we are subject to various laws and regulations. In the opinion of our management, compliance with current laws and regulations will not have a material effect on our results of operations, cash flows or financial condition.

Leases

Capital Leases

We have vehicle leases that are classified as capital leases. The termination dates of the lease agreements vary from 2018 to 2019. We recorded amortization expense related to the capital leases of $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively. Capital leases entered into during the three and nine months ended September 30, 2018, were $0.2 million and $1.5 million, respectively. There were no capital leases entered into during the three months ended September 30, 2017. Capital leases entered into during the nine months ended September 30, 2017 were $0.5 million. The capital lease obligation amounts included in the balance sheets were as follows (in thousands):

	September 30, 2018	December 31, 2017
Other current liabilities	$636	$410
Other non-current liabilities	1,139	410
Total	$1,775	$820

Operating Leases

We maintain operating leases in the ordinary course of our business activities. These leases include those for office and other operating facilities and equipment. The termination dates of the lease agreements vary from 2018 to 2025. Expenses associated with operating leases, recorded in operations and maintenance expenses and general and administrative expenses in our statements of operations, were $1.4 million and $4.2 million for the three and nine months ended September 30, 2018, respectively, and $1.4 million and $4.4 million for the three and nine months ended September 30, 2017, respectively. A rental reimbursement included in our lease agreement associated with the office space we leased in June 2015 of $1.9 million, net of amortization, has been recorded as a deferred liability in our condensed consolidated balance sheets as of September 30, 2018. This amount will continue to be amortized against the lease payments over the length of the lease term.

7. PARTNERS’ CAPITAL

Ownership

Our units outstanding as of September 30, 2018 are as follows (in units):

	Partners’ Capital
		Owned by Parent
	Public	Holdings	Class B		General
	Common	Common	Convertible	Subordinated	Partner
Units outstanding as of December 31, 2017	22,122,113	26,492,074	18,335,181	12,213,713	1,615,573
Vesting of LTIP units, net	44,010	—	—	—	—
In-kind distributions and issuances to general partner to maintain 2.0% ownership	—	—	979,616	—	20,890
Board of director grants	12,739	—	—	—	260
Units outstanding as of September 30, 2018	22,178,862	26,492,074	19,314,797	12,213,713	1,636,723

Common Units
Our common units represent limited partner interests in us. The holders of our common units are entitled to participate in our distributions (to the extent distributions are made) and are entitled to exercise the rights and privileges available to limited partners under our Partnership Agreement.
Class B Convertible Units
As of September 30, 2018, the Class B Convertible Units consist of 19,314,797 units, inclusive of any Class B PIK Units issued. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions as noted below.

Our Partnership Agreement does not allow additional Class B Convertible Units (other than Class B PIK Units) to be issued without the prior approval of our General Partner and the holders of a majority of the outstanding Class B Convertible Units. As of September 30, 2018, all of our outstanding Class B Convertible Units were indirectly owned by Holdings.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
EIG	36	35	108	105
Tailwater	38	36	114	108
Total fees and expenses paid for director services to affiliated entities	$74	$71	$222	$213

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reimbursements included in general and administrative expenses	$2,356	$2,189	$5,585	$9,217
Reimbursements included in operations and maintenance expenses	3,896	3,728	10,893	12,546
Total reimbursements to our General Partner and its affiliates	$6,252	$5,917	$16,478	$21,763

Other Transactions with Affiliates

We have a gas gathering and processing agreement (the “G&P Agreement”) and an NGL sales agreement (the “NGL Agreement”) with an affiliate of Holdings. Under the terms of these commercial agreements, we transport, process and sell rich natural gas for the affiliate of Holdings in return for agreed-upon fixed fees, and we can sell natural gas liquids that we own to Holdings at agreed-upon fixed prices. The NGL Agreement also permits us to utilize Holdings’ fractionation services at market-based rates. We had purchases of NGLs from Holdings of $0.8 million and $1.6 million for the three and nine months ended September 30, 2018 and $0.1 million and $1.4 million for the three and nine months ended September 30, 2017, respectively.

We recorded revenues from affiliates of $75.4 million and $187.3 million for the three and nine months ended September 30, 2018 and $48.4 million and $129.5 million for the three and nine months ended September 30, 2017, respectively, in accordance with the G&P Agreement, the NGL Agreement and the series of commercial agreements.

We had accounts receivable due from affiliates of $48.5 million and $33.2 million as of September 30, 2018 and December 31, 2017, respectively, and accounts payable due to affiliates of $0.1 million and $0.4 million as of September 30, 2018 and December 31, 2017, respectively. The affiliate receivable and payable balances are related primarily to transactions associated with Holdings, noted above, and our joint venture investments (defined in Note 11). The receivable balance due from Holdings is current as of September 30, 2018.

In connection with the execution of the Fifth Amendment, on December 29, 2016, the Partnership entered into (i) the Investment Agreement with Holdings and Wells Fargo Bank, N.A., (ii) the Backstop Agreement with Holdings, Wells Fargo Bank, N.A. and the Sponsors and (iii) the Equity Cure Contribution Amendment with Holdings. See Notes 1 and 5 for additional details.

In connection with the Merger Agreement and Contribution Agreement, Holdings and the Partnership entered into the Letter Agreement (see Note 5 for a description of the Letter Agreement). On July 29, 2018, Holdings terminated the Contribution Agreement as a result of the transactions contemplated thereby not being completed on or prior to June 15, 2018 due to AMID’s Funding Failure (as defined in the Contribution Agreement). Pursuant to the terms of the Contribution Agreement, AMID was obligated to pay Holdings a $17 million termination fee as a result of such termination. On August 1, 2018, AMID paid the $17 million termination fee to Holdings, of which $4.2 million was contributed to the Partnership and was used to reimburse the Partnership’s transaction costs.

On October 4, 2018, EPIC Midstream Holdings, LP (“EPIC”) and EPIC Y-Grade Holdings, LP, a subsidiary of EPIC, entered into a definitive equity purchase agreement with Holdings and Holdings Borrower to acquire Robstown, as well as a 57-mile pipeline that enables the Robstown facility to receive natural gas liquids from various pipelines that allow the delivery of fractionated products to several Corpus Christi-area markets. Under the terms of the agreement, EPIC would assume all of the NGL purchase and sale agreements associated with the Robstown fractionator, including those with the Partnership. Since these agreements are expected to remain in place, we do not expect this transaction to have a material effect on the Partnership’s ongoing financial position.

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
The following table summarizes information regarding awards of units granted under the LTIP:

	Units	Weighted-Average Fair Value at Grant Date
Unvested - December 31, 2017	98,096	$10.95
Forfeited units	(4,468)	$13.63
Units recaptured for tax withholdings(1)	(17,116)	$9.83
Vested units(1)	(44,010)	$5.00
Unvested - September 30, 2018	32,502	$7.94

(1)
The weighted-average fair-value price on the date of vesting for our vested units was $1.55 and $1.67 for the three and nine months ended September 30, 2018. The weighted-average fair-value price on the date of vesting for our units recaptured for tax withholdings was $1.55 and $1.69 for the three and nine months ended September 30, 2018.

For the nine months ended September 30, 2018, we granted awards under the LTIP with a grant date fair-value of $0.1 million which immediately vested on the grant date. As of September 30, 2018, we had total unamortized compensation expense of $0.1 million related to unvested awards. Compensation expense associated with awards is expected to be recognized over the three-year vesting period from each equity award’s grant date. As of September 30, 2018, we had 5,338,849 units available for issuance under the LTIP.

Unit Based Compensation Expense

The following table summarizes information regarding recognized compensation expense, which is included in general and administrative and operations and maintenance expenses in our statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unit-based compensation	$40	$827	$210	$1,241
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Matching contributions expensed for employee savings plan	$145	$164	$468	$555

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

We had revenues consisting of the following categories (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Contract Type	2018	2017	2018	2017
Sales of natural gas(1)	Fixed Spread	$72,221	$105,503	$240,096	$288,381
Sales of NGLs and condensate(1)	Fixed Spread	70,444	40,466	170,528	124,786
Transportation, gathering and processing	Fixed Fee	7,780	7,730	24,041	24,487
Producer fees(2)	Fixed Fee	—	11,324	—	42,227
Treating and compression	Fixed Fee	3,416	3,524	11,011	11,200
Other	N/A	943	1,931	3,178	2,833
Total revenues		$154,804	$170,478	$448,854	$493,914

(1)	Commodity-sensitive revenues are included in these categories as well.

(2)
As a result of the FASB issuance of ASC 606, we identified certain natural gas purchase contracts that contained producer fees which were previously recognized as revenue for services provided to producers. The fee revenue which was previously presented within revenue now is presented within the costs of natural gas and liquids sold line item within the condensed consolidated statement of operations beginning on January 1, 2018. Therefore, beginning on January 1, 2018, the producer fee revenue of $13.0 million and $38.5 million for the three and nine months ended September 30, 2018, respectively, that were previously recognized as revenue under ASC 605 are recognized as reductions to the costs of natural gas and liquids sold line item within the condensed consolidated statement of operations.

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

The joint ventures’ summarized financial data from their statements of operations for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
T2 Eagle Ford	$975	$854	$2,990	$3,157
T2 Cogen	84	118	387	233
T2 LaSalle	392	436	1,223	1,220

Net loss
T2 Eagle Ford	$(4,670)	$(4,904)	$(14,010)	$(14,714)
T2 Cogen	(910)	(797)	(2,666)	(2,813)
T2 LaSalle	(1,482)	(1,468)	(4,444)	(4,404)

Our equity in losses of joint venture investments is comprised of the following for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
T2 Eagle Ford	$(2,335)	$(2,452)	$(7,005)	$(7,357)
T2 Cogen	(455)	(399)	(1,333)	(1,407)
T2 LaSalle	(371)	(367)	(1,111)	(1,101)
Equity in losses of joint venture investments	$(3,161)	$(3,218)	$(9,449)	$(9,865)
Our investments in joint ventures is comprised of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
T2 Eagle Ford	$85,598	$92,248
T2 Cogen	3,091	4,425
T2 LaSalle	13,963	15,074
Investments in joint ventures	$102,652	$111,747

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

Our top ten customers, excluding affiliates, for the three and nine months ended September 30, 2018 and 2017 represent the following percentages of consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Top ten customers	42.6%	53.0%	42.7%	50.2%

The percentage of total consolidated revenue for each customer, excluding affiliates, that exceeded 10% of total revenues for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Talen Energy Marketing, LLC	(a)	13.7%	(a)	(a)
Calpine Energy Services LP	(a)	10.4%	(a)	(a)

(a) Information is not provided for periods for which the customer or producer was less than 10% of our consolidated revenue.

For the nine months ended September 30, 2018 and 2017, we did not experience significant non-payment for services. We had no allowance for uncollectible accounts receivable at September 30, 2018.

13. SUBSEQUENT EVENTS

On October 4, 2018, EPIC and EPIC Y-Grade Holdings, LP, a subsidiary of EPIC, entered into a definitive equity purchase agreement with Holdings and Holdings Borrower to acquire Robstown, as well as a 57-mile pipeline that enables the Robstown facility to receive natural gas liquids from various pipelines that allow the delivery of fractionated products to several Corpus Christi-area markets. See Note 8.

14. SUPPLEMENTAL INFORMATION

Supplemental Cash Flow Information (in thousands)

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures:
Cash paid for interest	$28,365	$26,428
Cash paid for taxes	—	4
Supplemental disclosures of non-cash investing and financing activities:
Accounts payable related to capital expenditures	652	1,441
Capital lease obligations	380	53
Class B Convertible unit in-kind distributions	1,075	2,447

Capitalization of Interest Cost

We capitalize interest on projects during their construction period. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is depreciated over the estimated useful life of the asset constructed. We incurred the following interest costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total interest costs	$11,257	$10,045	$32,543	$29,110
Capitalized interest included in property, plant and equipment, net	(99)	(114)	(280)	(440)
Interest expense	$11,158	$9,931	$32,263	$28,670

Southcross Assets Considered Leases to Third Parties

We have pipelines that transport natural gas to two power plants in Nueces County, Texas under fixed-fee contracts. The contracts have a primary term through 2029 and an option to extend the agreements by an additional term of up to ten years. These contracts are considered operating leases under the applicable accounting guidance.

Future minimum annual demand payment receipts under these agreements as of September 30, 2018 were as follows: $0.5 million for the remainder of 2018; $2.2 million in 2019; $2.2 million in 2020; $1.5 million in 2021; $1.5 million in 2022 and $10.2 million thereafter. The revenue for the demand payments is recognized on a straight-line basis over the term of the contract. The demand fee revenues under the contracts were each $0.7 million and $2.0 million for the three and nine months ended September 30, 2018 and 2017, respectively, and have been included within transportation, gathering and processing fees within Note 10. These amounts do not include variable fees based on the actual gas volumes delivered under the contracts. Variable fees recognized in revenues within transportation, gathering and processing fees within Note 10 were $0.7 million and $1.3 million for the three and nine months ended September 30, 2018, and $0.8 million and $2.3 million for the for the three and nine months ended September 30. 2017, respectively. Deferred revenue associated with these agreements was $11.2 million and $11.6 million at September 30, 2018 and December 31, 2017, respectively.

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

Simultaneously, on July 29, 2018, Holdings terminated the Contribution Agreement, dated October 31, 2017, by and among Holdings, AMID and AMID GP, as amended by that certain Amendment No. 1 to Contribution Agreement, dated as of June 1, 2018, by and among Holdings, AMID and AMID GP (as amended, the “Contribution Agreement”), as result of the transactions contemplated by the Contribution Agreement not being completed on or prior to June 15, 2018 due to AMID’s Funding Failure (as defined in the Contribution Agreement). Pursuant to the terms of the Contribution Agreement, AMID was obligated to pay Holdings a fee of $17 million as a result of such termination. On August 1, 2018 AMID paid the $17 million termination fee to Holdings, of which $4.2 million was contributed to the Partnership and was used to reimburse the Partnership’s transaction costs.

Letter Agreement. In connection with the Merger Agreement and Contribution Agreement, Holdings and the Partnership entered into a Letter Agreement (the “Letter Agreement”) providing for Holdings to reimburse the Partnership for all fees or expenses of the Partnership in connection with the Merger Agreement including (i) any fees or expenses of counsel, accountants, investment bankers and consultants retained by the Partnership or the conflicts committee of the Partnership, and (ii) the payment of any termination fee or the reimbursement of any AMID expense, in each case, if the Merger has not closed and (a) the Merger Agreement is terminated because the Contribution Agreement has been terminated under certain specified circumstances, including if the Contribution Agreement is terminated in a manner that results in Holdings being entitled to receive the termination fee, or (b) the Merger Agreement is terminated without the prior approval of the conflicts committee of the Partnership under certain specified circumstances. A portion of the termination fee referenced above was used to reimburse the Partnership’s transaction costs.

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

Distribution Suspension

The board of directors of our General Partner (the “SXE GP Board”) suspended paying a quarterly distribution with respect to the fourth quarter of 2015, every quarter of 2016 and 2017 and the first, second and third quarters of 2018 to conserve any excess cash for the operation of our business. The SXE GP Board and our management believe this suspension to be in the best interest of our unitholders and will continue to evaluate our ability to reinstate the distribution in future periods. More importantly, we are restricted under the terms of the Fifth Amendment from paying a distribution until our Consolidated Total Leverage Ratio is below 5.0. See Notes 1 and 2 to our condensed consolidated financial statements.

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

Reconciliations of Non-GAAP Financial Measures

The following table presents reconciliations of net cash provided by operating activities to net loss, Adjusted EBITDA and distributable cash flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash provided by operating activities	$546	$14,552	$3,339	$25,836
Add (deduct):
Depreciation and amortization	(17,787)	(17,521)	(53,549)	(53,673)
Unit-based compensation	(40)	(827)	(210)	(1,241)
Amortization of deferred financing costs, original issuance discount and PIK interest	(1,373)	(889)	(4,143)	(2,719)
Gain (loss) on sale of assets, net	84	(186)	637	5
Unrealized gain (loss) on financial instruments	12	(4)	13	15
Equity in losses of joint venture investments	(3,161)	(3,218)	(9,449)	(9,865)
Impairment of assets	—	(1,120)	—	(1,769)
Gain on insurance proceeds	—	—	—	1,508
Other, net	63	63	189	411
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	10,063	(11,865)	4,559	(12,503)
Prepaid expenses and other current assets	49	1,431	7,172	(28)
Other non-current assets	(101)	87	(636)	22
Accounts payable and accrued liabilities, including affiliates	(2,665)	1,228	7,687	1,912
Other liabilities	(524)	(789)	(5,188)	1,778
Net loss	$(14,834)	$(19,058)	$(49,579)	$(50,311)
Add (deduct):
Depreciation and amortization	$17,787	$17,521	$53,549	$53,673
Interest expense	11,158	9,931	32,263	28,670
Gain on insurance proceeds	—	—	—	(1,508)
Income tax expense	—	2	—	4
Impairment of assets	—	1,120	—	1,769
Loss (gain) on sale of assets, net	(84)	186	(637)	(5)
Revenue deferral adjustment	(104)	754	(312)	2,262
Unit-based compensation	40	827	210	1,241
Major litigation costs, net of recoveries	473	95	1,632	244
Transaction-related costs	122	1,387	940	1,387
Equity in losses of joint venture investments	3,161	3,218	9,449	9,865
Severance expense	331	63	331	2,811
Expenses related to shut-down of Conroe processing plant and conversion of Gregory processing plant	—	681	—	1,288
Other, net	536	36	722	461
Adjusted EBITDA	$18,586	$16,763	$48,568	$51,851
Cash interest, net of capitalized costs	(9,881)	(9,182)	(28,365)	(26,428)
Income tax expense	—	(2)	—	(4)
Maintenance capital expenditures	(404)	(1,135)	(2,155)	(2,063)
Distributable cash flow	$8,301	$6,444	$18,048	$23,356

Results of Operations

The following table summarizes our results of operations (in thousands, except operating data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Revenues	$79,387	$122,099	$261,591	$364,456
Revenues - affiliates	75,417	48,379	187,263	129,458
Total revenues	154,804	170,478	448,854	493,914
Expenses:
Cost of natural gas and liquids sold	118,377	136,723	346,305	388,362
Operations and maintenance	13,626	14,278	41,975	43,779
Depreciation and amortization	17,787	17,521	53,549	53,673
General and administrative	5,613	6,557	15,529	19,616
Impairment of assets	—	1,120	—	1,769
Loss (gain) on sale of assets, net	(84)	186	(637)	(5)
Total expenses	155,319	176,385	456,721	507,194

Loss from operations	(515)	(5,907)	(7,867)	(13,280)
Other income (expense):
Equity in losses of joint venture investments	(3,161)	(3,218)	(9,449)	(9,865)
Interest expense	(11,158)	(9,931)	(32,263)	(28,670)
Gain on insurance proceeds	—	—	—	1,508
Total other expense	(14,319)	(13,149)	(41,712)	(37,027)
Loss before income tax expense	(14,834)	(19,056)	(49,579)	(50,307)
Income tax expense	—	(2)	—	(4)
Net loss	$(14,834)	$(19,058)	$(49,579)	$(50,311)

Other financial data:
Adjusted EBITDA	$18,586	$16,763	$48,568	$51,851

Maintenance capital expenditures	$404	$1,135	$2,155	$2,063
Growth capital expenditures	$1,671	$2,956	$7,539	$14,964

Operating data:
Average volume of processed gas (MMcf/d)	249	222	239	248
Average volume of NGLs produced (Bbls/d)	31,675	27,840	29,966	30,659
Average daily throughput Mississippi/Alabama (MMcf/d)	155	167	172	167

Realized prices on natural gas volumes ($/Mcf)	$3.12	$3.18	$3.18	$3.20
Realized prices on NGL volumes ($/gal)	0.69	0.53	0.61	0.52

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Volume and overview.  Processed gas volumes increased 27 MMcf/d, or 12%, to 249 MMcf/d during the three months ended September 30, 2018, compared to 222 MMcf/d during the three months ended September 30, 2017. This increase in processed gas volumes is due primarily to higher volumes from producers during the three months ended September 30, 2018, as well as the temporary shut-down of our processing plants as a result of Hurricane Harvey during the three months ended September 30, 2017.

NGLs produced at our processing plants for the three months ended September 30, 2018 averaged 31,675 Bbls/d, an increase of 14%, or 3,835 Bbls/d, compared to 27,840 Bbls/d for the three months ended September 30, 2017. The increase in NGLs produced is due primarily to the impact of Hurricane Harvey during the three months ended September 30, 2017.

Revenues.  Our total revenues for the three months ended September 30, 2018 decreased $15.7 million, or 9%, to $154.8 million from $170.5 million for the three months ended September 30, 2017. This decrease was due primarily to a decrease in realized prices in natural gas, partially offset by an increase in NGLs produced for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. In addition, the decrease is due to the reclassification of producer fees as reductions to the costs of natural gas and liquids sold under ASC 606. See Note 10 to our condensed consolidated financial statements.

Cost of natural gas and NGLs sold.  Our cost of natural gas and NGLs sold for the three months ended September 30, 2018 was $118.4 million, compared to $136.7 million for the three months ended September 30, 2017. This decrease of $18.3 million, or 13%, was due primarily to lower natural gas prices compared to the same period in 2017. In addition, the decrease is due to the reclassification of producer fees as reductions to the costs of natural gas and liquids sold line item under ASC 606.

Operations and maintenance expenses.  Operations and maintenance expenses for the three months ended September 30, 2018 were $13.6 million, compared to $14.3 million for the three months ended September 30, 2017 for a decrease of $0.7 million, or 5%. This decrease was due primarily to improved operating efficiencies at our facilities.

General and administrative expenses.  General and administrative expenses for the three months ended September 30, 2018 were $5.6 million, compared to $6.6 million for the three months ended September 30, 2017. This decrease of $1.0 million, or 15%, is due primarily to lower employee related expenses of $0.5 million during the three months ended September 30, 2018.

Depreciation and amortization expenses.  Depreciation and amortization expense for the three months ended September 30, 2018 was $17.8 million, compared to $17.5 million for the three months ended September 30, 2017.

Equity in losses of joint venture investments.  Our share of losses incurred by joint venture investments was $3.2 million for both the three months ended September 30, 2018 and September 30, 2017. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization.

Interest expense.  For the three months ended September 30, 2018, interest expense was $11.2 million, compared to $9.9 million for the three months ended September 30, 2017. This increase of $1.3 million was due primarily to higher interest rates on borrowings and PIK interest paid to Holdings.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Volume and overview.  Processed gas volumes decreased 9 MMcf/d, or 4%, to 239 MMcf/d during the nine months ended September 30, 2018, compared to 248 MMcf/d during the nine months ended September 30, 2017. This decrease in processed gas volumes is due primarily to record cold temperatures in January 2018 and lower volumes from producers, partially offset by the temporary shut-down of our processing plants as a result of Hurricane Harvey during the three months ended September 30, 2017.

NGLs produced at our processing plants for the nine months ended September 30, 2018 averaged 29,966 Bbls/d, a decrease of 2%, or 693 Bbls/d, compared to 30,659 Bbls/d for the nine months ended September 30, 2017. The decrease in NGLs produced is due primarily to a decline in processed gas volumes, partially offset by higher ethane recoveries at our processing plants.

Revenues.  Our total revenues for the nine months ended September 30, 2018 decreased $45.0 million, or 9%, to $448.9 million from $493.9 million for the nine months ended September 30, 2017. This decrease was due primarily to a decrease in realized prices in natural gas, as well as a reduction in processed gas volumes compared to the same period in 2017. In addition, the decrease is due to the reclassification of producer fees as reductions to the costs of natural gas and liquids sold line item under ASC 606.

Cost of natural gas and NGLs sold.  Our cost of natural gas and NGLs sold for the nine months ended September 30, 2018 was $346.3 million, compared to $388.4 million for the nine months ended September 30, 2017. This decrease of $42.1 million, or 11%, was due primarily to lower processed gas volumes and lower natural gas prices compared to the same period in 2017. In addition, the decrease is due to the reclassification of producer fees as reductions to the costs of natural gas and liquids sold line item under ASC 606.

Operations and maintenance expenses.  Operations and maintenance expenses for the nine months ended September 30, 2018 were $42.0 million, compared to $43.8 million for the nine months ended September 30, 2017 for a decrease of $1.8 million, or 4%. This decrease was due primarily to improved operating efficiencies at our facilities and lower variable expenses due to lower volumes.

General and administrative expenses.  General and administrative expenses for the nine months ended September 30, 2018 were $15.5 million, compared to $19.6 million for the nine months ended September 30, 2017. This decrease of $4.1 million, or 21%, is due primarily to severance expense of $2.8 million during the nine months ended September 30, 2017 and $4.4 million of lower employee related expenses, partially offset by transaction-related expenses of $0.9 million during the nine months ended September 30, 2018.

Depreciation and amortization expenses.  Depreciation and amortization expense for the nine months ended September 30, 2018 was $53.5 million, compared to $53.7 million for the nine months ended September 30, 2017.

Equity in losses of joint venture investments.  Our share of losses incurred by joint venture investments was $9.4 million for the nine months ended September 30, 2018 and $9.9 million for the nine months ended September 30, 2017. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization.

Interest expense.  For the nine months ended September 30, 2018, interest expense was $32.3 million, compared to $28.7 million for the nine months ended September 30, 2017. This increase of $3.6 million was due primarily to higher interest rates on borrowings and PIK interest paid to Holdings.

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

On December 29, 2016, we entered into the Fifth Amendment, pursuant to which we received a full waiver for all defaults or events of default arising out of our failure to comply with the financial covenant to maintain a Consolidated Total Leverage Ratio less than 5.00 to 1.00 for the quarter ended September 30, 2016. In addition, until such time as our Consolidated Total Leverage Ratio is less than or equal to 5.00 to 1.00, we will be required to repay any outstanding borrowings under the Credit Facility in an amount equal to 50% of our Excess Cash Flow (as defined in the Fifth Amendment). As of September 30, 2018, our Consolidated Total Leverage Ratio was 8.61 to 1.00.

Additionally, pursuant to the Fifth Amendment, (i) the total aggregate commitments under the Third A&R Revolving Credit Agreement were reduced from $200 million to $120 million (then further reduced to $115 million on December 31, 2018) and the sublimit for letters of credit was also reduced from $75 million to $50 million (total aggregate commitments will be periodically reduced further through December 31, 2018); (ii) the Consolidated Total Leverage Ratio and Consolidated Senior Secured Leverage Ratio (each as defined in the Fifth Amendment) financial covenants were suspended until the quarter ended March 31, 2019; and (iii) the Consolidated Interest Coverage Ratio (as defined in the Fifth Amendment) financial covenant requirement was reduced from 2.50 to 1.00 to 1.50 to 1.00 for all periods ending on or prior to December 31, 2018. Prior to the Ratio Compliance Date, we will be required to maintain minimum levels of Consolidated EBITDA on a quarterly basis and be subject to certain covenants and restrictions related to liquidity and capital expenditures. Our Consolidated Interest Coverage Ratio was 1.51 to 1.00 as of September 30, 2018.

On August 10, 2018, we entered into the Sixth Amendment to the Third A&R Revolving Credit Agreement which, among other things, reduced the Consolidated Interest Coverage Ratio from 1.50 to 1.00 to 1.25 to 1.00 for the period ending on June 30, 2018. The Sixth Amendment, notwithstanding, absent continued access to equity cures from our Sponsors or a significant equity infusion from a third party, neither of which the Partnership expects, or absent additional amendments to the Third A&R Revolving Credit Agreement (which is due August 4, 2019) or waivers of the March 31, 2019 requirement to comply with the Consolidated Total Leverage Ratio (as defined in the Fifth Amendment) and Consolidated Interest Coverage Ratio (as defined in the Sixth Amendment), the Partnership is not expected to comply with such financial covenants in the next twelve months, which will trigger an event of default under the Senior Credit Facilities. As a result, we have classified all of our debt as current as of September 30, 2018. See Notes 1 and 5 to our condensed consolidated financial statements.

On January 22, 2018, in connection with the Investment Agreement and the Backstop Agreement, the Sponsors provided us $15.0 million in exchange for the Investment Notes. See Note 2 to our condensed consolidated financial statements.

As of November 9, 2018, we had $529.7 million in outstanding borrowings under our Senior Credit Facilities (as defined in Note 5 to our condensed consolidated financial statements) and $15.0 million in Investment Notes, which includes $1.3 million of paid-in-kind (“PIK”) interest. Under our five-year $200 million revolving credit facility due August 2019 (the “Credit Facility”), pursuant to our Third A&R Revolving Credit Agreement, we have the ability to borrow up to $120.0 million less any letters of credit amounts outstanding, which as of November 9, 2018 provided us access to $12.0 million.

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

•	maintenance capital expenditures, which are capital expenditures that are not considered growth capital expenditures.

The following table summarizes our capital expenditures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Maintenance capital expenditures	$404	$1,135	$2,155	$2,063
Growth capital expenditures	1,671	2,956	7,539	14,964
Capital expenditures	$2,075	$4,091	$9,694	$17,027

Our growth capital expenditures during the nine months ended September 30, 2018 primarily related to projects to connect new production or Y-grade supply to our assets, and management’s election to restart the Bonnie View fractionation facility (“Bonnie View”) in third quarter of 2018. Our growth capital expenditures during the nine months ended September 30, 2017, primarily relate to the installation of a new gas gathering pipeline in Mississippi which is used to gather incremental wellhead supply to sell to our end use markets in the area.

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

During management's ongoing assessment of the Partnership's financial forecast, the board of directors of Southcross Holdings GP, LLC (the “Holdings GP Board”) and the board of directors of our General Partner (the “SXE GP Board”), together with our management, determined that in our current corporate capital structure and absent continued access to equity cures from our Sponsors or a significant equity infusion from a third party, neither of which the Partnership expects, or absent additional amendments to its Third A&R Revolving Credit Agreement (which is due August 4, 2019) or waivers of the March 31, 2019 requirement to comply with the Consolidated Total Leverage Ratio (as defined in the Fifth Amendment) and Consolidated Interest Coverage Ratio (as defined in the Sixth Amendment), the Partnership is not expected to comply with such financial covenants in the next twelve months, which will trigger an event of default under the Senior Credit Facilities (as defined in Note 5). As a result of the Partnership’s expected inability to comply with its financial covenants twelve months from the issuance of this Form 10-Q, together with the maturity date of the Third A&R Revolving Credit Agreement being in less than twelve months, management has determined that there are conditions and events that raise substantial doubt about the Partnership’s ability to continue as a going concern.

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

Management is pursuing all reasonable options to generate liquidity and maintain compliance with the Partnership’s financial covenants and other commitments including refinancing its indebtedness and negotiating with its lenders for more favorable terms. Management cannot reasonably assure that it will be effective in implementing any such strategy, and consequently, has concluded that substantial doubt exists regarding SXE’s ability to continue as a going concern.

Cash Flows

The following table provides a summary of our cash flows by category (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$3,339	$25,836
Net cash used in investing activities	(9,362)	(3,589)
Net cash provided by (used in) financing activities	3,853	(28,821)

Operating cash flows — Net cash provided by operating activities was $3.3 million for the nine months ended September 30, 2018, compared to cash provided by operating activities of $25.8 million for the nine months ended September 30, 2017. The decrease in cash from operating activities of $22.5 million was due primarily to the timing of payments from working capital during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Investing cash flows — Net cash used in investing activities for the nine months ended September 30, 2018 was $9.4 million, compared to net cash used in investing activities of $3.6 million for the nine months ended September 30, 2017. The increase of $5.8 million used in investing activities during nine months ended September 30, 2018 was due primarily to $2.0 million of insurance proceeds from property damage claims, net of expenditures, $3.0 million of proceeds from the sale of assets and $8.9 million received from aid in constructions payments during the nine months ended September 30, 2017, offset by lower capital expenditures of $9.7 million as compared to $17.0 million during the nine months ended September 30, 2017.

Financing cash flows — Net cash provided by financing activities for the nine months ended September 30, 2018 was $3.9 million, compared to net cash used in financing activities of $28.8 million for the nine months ended September 30, 2017. The increase of cash provided by financing activities of $32.7 million was due primarily to the $15.0 million of borrowings contributed by the Sponsors in exchange for the Investment Notes, the $4.2 million contribution by Holdings to reimburse the Partnership for transaction costs during the nine months ended September 30, 2018, and lower paydowns of $13.7 million on our Term Loan and Credit Facility during the nine months ended September 30, 2018.

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

Internal control over financial reporting.  There were no changes in our system of internal control over financial reporting (as defined in Rule 13a—15(f) or Rule 15d—15(f) of the Exchange Act) during the third quarter of 2018 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 6 to our condensed consolidated financial statements in Item 1 for information on legal proceedings in which we are involved.

Item 1A. Risk Factors.

Our Risk Factors are consistent with those disclosed in Part I, Item 1A Risk Factors of our 2017 Annual Report on Form 10-K and the risk factor disclosed under Part II, Item 1A, “Risk Factors” of the June 30, 2018, Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed in Note 2 to our condensed consolidated financial statements, on August 13, 2018, we issued Class B PIK Units (as defined in Note 2) to the holder of the Class B Convertible Units as a paid-in-kind distribution attributable to the quarter ended June 30, 2018. In connection with the issuance of the Class B PIK Units, our General Partner made a capital contribution in exchange for the issuance of 6,780 general partner units to maintain its 2.0% ownership interest in us.

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

SOUTHCROSS ENERGY PARTNERS, L.P.

		By:	Southcross Energy Partners GP, LLC, its general partner

Date:	November 14, 2018	By:	/s/ Bret M. Allan
Bret M. Allan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Exhibit
Number	Description
10.1#
Severance Agreement and Release, dated August 17, 2018, between Southcross Energy Partners GP, LLC and Bruce A. Williamson. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 20, 2018).

10.2#
Form of Retention Agreement by and between Southcross Energy Partners GP, LLC and each of Bret M. Allan and Joel Moxley. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 12, 2018).

10.3#
Employment Agreement, dated September 17, 2018, between Southcross Energy Partners GP, LLC and James W. Swent III. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 18, 2018).

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