Form 10-Q
period 2019-03-31
Southcross Energy Partners, L.P.
filed 2019-05-15
CIK 1547638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 9, 2019, the registrant has 48,694,891 common units outstanding, 12,213,713 subordinated units outstanding and 19,996,781 Class B Convertible Units outstanding. Our common units trade on the OTC Pink under the symbol “SXEEQ.”

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

Southcross Energy Partners, L.P.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,623	$11,707
Trade accounts receivable	38,772	53,941
Accounts receivable - affiliates	360	5,980
Prepaid expenses	4,585	3,521
Other current assets	18,742	8,212
Total current assets	64,082	83,361

Property, plant and equipment, net	417,660	427,021
Investments in joint ventures	94,750	96,980
Other assets	10,025	3,090
Total assets	$586,517	$610,452

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$40,584	$60,825
Accounts payable - affiliates	11,251	288
Current portion of long-term debt	522,512	521,123
Other current liabilities	21,818	15,309
Total current liabilities	596,165	597,545

Other non-current liabilities	21,866	16,715
Total liabilities	618,031	614,260

Commitments and contingencies (Note 6)

Partners' capital (deficit):
Common units (48,694,891 and 48,686,215 units outstanding as of March 31, 2019 and December 31, 2018, respectively)	—	—
Class B Convertible units (19,996,781 and 19,652,831 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	—	9,393
Subordinated units (12,213,713 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	—	—
General partner interest	(31,514)	(13,201)
Total partners' deficit	(31,514)	(3,808)
Total liabilities and partners' deficit	$586,517	$610,452

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Revenues	$110,204	$103,861
Revenues - affiliates	11,724	51,376
Total revenues (Note 10)	121,928	155,237

Expenses:
Cost of natural gas and liquids sold	92,532	123,517
Operations and maintenance	14,818	13,973
Depreciation and amortization	12,238	17,856
General and administrative	15,920	4,975
Total expenses	135,508	160,321

Loss from operations	(13,580)	(5,084)
Other expense:
Equity in losses of joint venture investments	(2,657)	(3,136)
Interest expense	(11,469)	(10,010)
Total other expense	(14,126)	(13,146)
Net loss	$(27,706)	$(18,230)
General partner unit in-kind distribution	—	(11)
Net loss attributable to partners	$(27,706)	$(18,241)

Earnings per unit:
Net loss allocated to limited partner common units	$—	$(10,949)
Weighted average number of limited partner common units outstanding	48,682	48,627
Basic and diluted loss per common unit	$—	$(0.23)

Net loss allocated to limited partner subordinated units	$—	$(2,749)
Weighted average number of limited partner subordinated units outstanding	12,214	12,214
Basic and diluted loss per subordinated unit	$—	$(0.23)

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(27,706)	$(18,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,238	17,856
Unit-based compensation	—	65
Amortization of deferred financing costs, original issuance discount and PIK interest	1,389	1,275
Unrealized loss (gain) on financial instruments	10	(5)
Equity in losses of joint venture investments	2,657	3,136
Other, net	(63)	(63)
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	20,854	8,229
Prepaid expenses and other current assets	(11,604)	(7,225)
Other non-current assets	(6,946)	(65)
Accounts payable and accrued liabilities, including affiliates	(10,407)	(11,274)
Other liabilities	11,902	5,386
Net cash used in operating activities	(7,676)	(915)
Cash flows from investing activities:
Capital expenditures	(2,362)	(3,423)
Aid in construction receipts	457	108
Net proceeds from sales of assets	95	—
Investment contributions to joint venture investments	(428)	(91)
Net cash used in investing activities	(2,238)	(3,406)
Cash flows from financing activities:
Borrowings under our senior unsecured note	—	15,000
Repayments under our credit facility	—	(11,431)
Repayments under our term loan agreement	—	(1,064)
Payments on finance and capital lease obligations	(169)	(126)
Financing costs	—	(255)
Tax withholdings on unit-based compensation vested units	(1)	(8)
Net cash provided by (used in) financing activities	(170)	2,116

Net decrease in cash and cash equivalents	(10,084)	(2,205)
Cash and cash equivalents — Beginning of period	11,707	5,218
Cash and cash equivalents — End of period	$1,623	$3,013

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	Partners' Capital (Deficit)
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Total
BALANCE - December 31, 2018	$—	$9,393	$—	$(13,201)	$(3,808)
Net loss	—	(9,393)	—	(18,313)	(27,706)
BALANCE - March 31, 2019	$—	$—	$—	$(31,514)	$(31,514)

	Partners' Capital
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Total
BALANCE - December 31, 2017	$215,146	$266,725	$8,302	$9,393	$499,566
Net loss	(10,949)	(4,167)	(2,749)	(365)	(18,230)
Unit-based compensation on long-term incentive plan	65	—	—	—	65
Tax withholdings on unit-based compensation vested units	(8)	—	—	—	(8)
Contributions from general partner	—	—	—	2	2
General partner unit in-kind distribution	(7)	(2)	(2)	11	—
Class B Convertible unit in-kind distribution	(422)	542	(106)	(14)	—
BALANCE - March 31, 2018	$203,825	$263,098	$5,445	$9,027	$481,395

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

As of March 31, 2019, Southcross Holdings LP, a Delaware limited partnership (“Holdings”), indirectly owns 100% of Southcross Energy Partners GP, LLC, a Delaware limited liability company and our General Partner (“General Partner”) (and therefore controls us), all of our subordinated and Class B convertible units and 54.4% of our common units. Our General Partner owns an approximate 2.0% interest in us and all of our incentive distribution rights. EIG Global Energy Partners, LLC (“EIG”) and Tailwater Capital LLC (“Tailwater”) (collectively, the “Sponsors”) each indirectly own approximately one-third of Holdings, and a group of consolidated lenders under Holdings' term loan (the "Lenders") own the remaining one-third of Holdings. However, as a result of the Chapter 11 Cases (defined below), Holdings lost control over the Partnership’s operations when the Debtors (defined below) submitted to the jurisdiction of the Bankruptcy Court on April 1, 2019. Accordingly, as of April 1, 2019, the Partnership’s assets, liabilities, unitholders’ equity (deficit) were deconsolidated from the Holdings financial statements. See Note 13.

Chapter 11 Cases

On April 1, 2019 (the "Petition Date"), the Partnership, our General Partner, and certain of the Partnership’s subsidiaries, including, Southcross Energy Finance Corp., Southcross Energy Operating, LLC, Southcross Energy GP LLC, Southcross Energy LP LLC, Southcross Gathering Ltd., Southcross CCNG Gathering Ltd., Southcross CCNG Transmission Ltd., Southcross Marketing Company Ltd., Southcross NGL Pipeline Ltd., Southcross Midstream Services, L.P., Southcross Mississippi Industrial Gas Sales, L.P., Southcross Mississippi Pipeline, L.P., Southcross Gulf Coast Transmission Ltd., Southcross Mississippi Gathering, L.P., Southcross Delta Pipeline LLC, Southcross Alabama Pipeline LLC, Southcross Nueces Pipelines LLC, Southcross Processing LLC, FL Rich Gas Services GP, LLC, FL Rich Gas Services, LP, FL Rich Gas Utility GP, LLC, FL Rich Gas Utility, LP, Southcross Transmission, LP, T2 EF Cogeneration Holdings, LLC, and T2 EF Cogeneration LLC (collectively the “Filing Subsidiaries” and, together with the Partnership and General Partner, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly administered under the caption In re Southcross Energy Partners, L.P., Case No. 19-10702 (the “Chapter 11 Cases”) pursuant to Rule1015(b) of the Federal Rules of Bankruptcy Procedure and the Order Directing Joint Administration of Chapter 11 Cases entered by the Bankruptcy Court on April 2, 2019. We will continue to operate our businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Bankruptcy Court has entered orders approving a variety of first-day relief designed primarily to minimize the impact of the Chapter 11 Cases on our operations, customers and employees, including authorizing post-petition financing. We expect to continue our operations without interruption during the pendency of the Chapter 11 Cases.

For the duration of the of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to significant risks and uncertainties associated with Chapter 11 Cases. As a result of these significant risks and uncertainties, our assets, liabilities, unitholders’ equity (deficit), officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this quarterly report on Form 10-Q may not accurately reflect our operations, properties and capital plans following the Chapter 11 Cases.

We have not reached an agreement with our creditors for a plan of reorganization and continue to engage in discussions regarding the terms of a financial restructuring plan. In conjunction with this process, we will explore potential strategic alternatives to maximize value for the benefit of our stakeholders, which may include a sale of certain or substantially all of our assets under Section 363 of the Bankruptcy Code, a plan of reorganization to equitize certain indebtedness as an alternative to the sale process, or a combination thereof. Therefore, the outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon numerous factors, some of which are outside of our control (including actions of the

Bankruptcy Court and our creditors). The significant risks and uncertainties related to our liquidity and the Chapter 11 Cases described above raise substantial doubt about our ability to continue as a going concern. These condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.

Chapter 11 filing impact on creditors and unitholders
Under the priority requirements established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition and post-petition liabilities to creditors must be satisfied in full before the holders of our existing common units are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery for creditors, if any, will not be determined until confirmation and implementation of a plan of reorganization. The outcome of the Chapter 11 Cases remains uncertain at this time and, as a result, we cannot accurately estimate the amounts or value of distributions that creditors may receive. We believe it is highly likely that our existing common units will be canceled at the conclusion of our Chapter 11 Cases and the holders of our existing common units will be entitled to a limited recovery, if any.
Automatic stay
Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Partnership and the Filing Subsidiaries as well as efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. As a result, for example, most creditor actions to obtain possession of property from us or any of the Filing Subsidiaries, or to create, perfect or enforce any lien against our property or any of the Filing Subsidiaries, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are stayed.
Impact on indebtedness
As of the Petition Date, we had approximately $527.6 million in principal amount of indebtedness, including approximately: (i) $429.1 million related to our term loan and $81.1 million (excluding outstanding letters of credit) related to our revolving credit facility and $17.4 million related to the Investment Notes (defined below). The commencement of the Chapter 11 Cases described above constituted an event of default that accelerated our obligations under the following debt instruments (the “Debt Instruments”):

•
Third Amended and Restated Revolving Credit Agreement, dated as of August 4, 2014, by and among Southcross Energy Partners, L.P., Wells Fargo Bank, N.A., as Administrative Agent, UBS Securities LLC and Barclays Bank PLC, as Co-Syndication Agents, JPMorgan Chase Bank, N.A., as Documentation Agent, and the lenders party thereto, as amended; (the “Third A&R Revolving Credit Agreement”)

•
Term Loan Credit Agreement, dated as of August 4, 2014, by and among Southcross Energy Partners, L.P., Wilmington Trust, National Association (successor to Wells Fargo Bank, N.A.), as Administrative Agent, UBS Securities LLC and Barclays Bank PLC, as Co-Syndication Agents, and the lenders party thereto (the “Term Loan Agreement”); and

•
$15.0 million aggregate principal amount of Qualifying Notes dated January 22, 2018, issued by the Partnership to each of certain funds or accounts managed or advised by EIG and certain funds or accounts managed or advised by Tailwater.

These debt instruments provide that, as a result of the commencement of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.
On the Petition Date, the Debtors filed a motion with the Bankruptcy Court seeking approval of term loan and letter of credit facilities (the “DIP Facilities”) in the aggregate principal amount of $255.0 million, consisting of (i) a senior secured priming superpriority term loan in the aggregate principal amount of $72.5 million (the “DIP New Money Loan”), (ii) a senior secured priming superpriority term loan in the aggregate principal amount of $55.0 million (the “DIP LC Loans” and, together with the DIP New Money Loans, the “DIP Term Loans”) to cash collateralize a letter of credit sub-facility for the issuance of letters of credit (including the deemed issuance of existing letters of credit) by certain issuing banks party to the DIP Credit Agreement (as defined below) in an aggregate face amount of $52,597,087.38, and (iii) a senior secured priming superpriority term loan in the aggregate principal amount of $127.5 million, which would be subordinate to the DIP Term Loans, to refinance term loans (the “Rolled-Up Loans”) outstanding under the Term Loan Agreement owed to the DIP Lenders (as defined below) on a dollar-for-dollar basis to the DIP Term Loans provided by the DIP Lenders (the “DIP Roll-Up Loans” and, together with the DIP Term Loans, the “DIP Loans”). On April 2, 2019, the Bankruptcy Court entered an interim order (the “Interim Order”) authorizing the Debtors (the “DIP Loan Parties”) to enter into the DIP Facilities. The Interim Order allowed the DIP Loan Parties to access immediately up to $85.0 million of DIP Term Loans and refinance their obligations outstanding under prepetition letters of credit (the “Existing Letters of Credit”). However, both the DIP Facilities and the refinancing of such letters of credit and of certain term loans outstanding under the Term Loan Agreement remained subject to entry of a final order by the Bankruptcy Court (the “Final Order” and, together with the Interim Order, the “DIP Orders”).
Pursuant to the Interim Order, on April 3, 2019, the Loan Parties entered into a Senior Secured Superpriority Priming Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”) governing the terms of the DIP Facilities with the lenders party thereto (the “DIP Lenders”), Wells Fargo Bank, N.A., Royal Bank of Canada and UBS AG as issuing banks (the “DIP L/C Issuers”) and Wilmington Trust, National Association, as the administrative agent and the collateral agent thereunder (the “DIP Agent”). On April 3, 2019, the conditions precedent to closing were satisfied and the Partnership made an initial borrowing of $30.0 million of DIP New Money Loans and $55.0 million of DIP LC Loans and the Existing Letters of Credit were deemed issued under the DIP Credit Agreement. Subsequent borrowings and issuances of new letters of credit under the DIP Credit Agreement are also subject to the satisfaction of additional specified conditions precedent.
On April 2, 2019, the Bankruptcy Court approved our ability to access immediately up to $85.0 million under the DIP Facilities and refinance our obligations outstanding under the Existing Letters of Credit. See further discussion of the DIP Credit Agreement in Note 13.
On May 7, 2019, the Bankruptcy Court entered the Final Order approving the DIP Facilities and allowing the Borrower to draw down on the remaining commitments with respect to the DIP Term Loans and to refinance the Rolled-Up Loans with the DIP Roll-Up Loans. On May 9, 2019, we borrowed the remaining $42.5 million of DIP New Money Loans.
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

Delisting of Common Units from NYSE

On February 27, 2019, the New York Stock Exchange (“NYSE”) notified the Partnership that the staff of NYSE Regulation, Inc. (the “NYSE Regulation”) had determined to commence proceedings to delist our common units. The NYSE Regulation reached its decision to delist our common units pursuant to Rule 802.01C of the NYSE’s Listed Company Manual, as the Partnership’s unit price had fallen below the NYSE’s continued listing standard with average closing price of less than $1.00 over a consecutive 30 trading-day period and the Partnership failed to cure this non-compliance within the required timeframe. The NYSE suspended trading after the market close on the NYSE on February 27, 2019.

Effective February 28, 2019, our common units commenced trading on the OTCQX Marketplace under the ticker symbol "SXEEQ". On March 20, 2019, the NYSE filed with the SEC a notification of removal from listing and registration on Form 25 to delist our common units and terminate the registration of our common units under Section 12(b) of the Securities Exchange Act of 1934. The delisting became effective on April 1, 2019. On April 1, 2019, the Partnership was notified by the OTC Markets Group Inc. that our common units, ticker: “SXEEQ”, was being removed from the OTCQX tier of the OTC Marketplace and downgraded to the OTC Pink, effective April 1, 2019. The Partnership was informed that the foregoing decision was made by the OTC Markets Group Inc. in light of the Chapter 11 Cases.

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

Termination of AMID Transactions

On July 29, 2018, we terminated the Agreement and Plan of Merger, dated October 31, 2017, by and among us, our General Partner, American Midstream Partners, LP, a Delaware limited partnership (“AMID”), American Midstream GP, LLC, a Delaware limited liability company and the general partner of AMID (“AMID GP”), and Cherokee Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of AMID (“Merger Sub”) as amended by that certain Amendment No. 1 to Merger Agreement, dated as of June 1, 2018, by and among us, our General Partner, AMID, AMID GP and Merger Sub (as amended, the “Merger Agreement”), since the transactions contemplated by the Merger Agreement were completed on or prior to June 15, 2018. As previously disclosed, under the Merger Agreement, we were to merge with and into Merger Sub, with the Partnership surviving the merger as a wholly owned subsidiary of AMID.

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

Liquidity Consideration and Ability to Continue as a Going Concern
Our liquidity and ability to maintain compliance with debt covenants have been negatively impacted by our level of indebtedness. Our future cash flow may be materially adversely affected if the natural gas and NGL volumes connected to our systems decline. The majority of our revenue is derived from fixed-fee and fixed- spread contracts, which have limited direct exposure to commodity price levels since we are paid based on the volumes of natural gas that we gather, process, treat, compress and transport and the volumes of NGLs we fractionate and transport, rather than being paid based on the value of the underlying natural gas or NGLs. In addition, a portion of our contract portfolio contains minimum volume commitment arrangements. The majority of our volumes are dependent upon the level of producer drilling activity and our success in connecting volumes to our systems. Despite our significant efforts to improve our financial condition, we have continued to face increasing liquidity concerns.

On December 29, 2016, we entered into the fifth amendment (the “Fifth Amendment”) to the Third A&R Revolving Credit Agreement, pursuant to which, (i) the total aggregate commitments under the Third A&R Revolving Credit Agreement were reduced from $200 million to $115 million and the sublimit for letters of credit also was reduced from $75 million to $50 million; (ii) the Consolidated Total Leverage Ratio and Consolidated Senior Secured Leverage Ratio (each as defined in the Fifth Amendment) financial covenants were suspended until the quarter ending March 31, 2019; and (iii) the Consolidated Interest Coverage Ratio (as defined in the Fifth Amendment) financial covenant requirement was reduced from 2.50 to 1.00 to 1.50 to 1.00 for all periods ending on or prior to December 31, 2018 (the “Ratio Compliance Date”).

In connection with the execution of the Fifth Amendment, on December 29, 2016, the Partnership entered into (i) an Investment Agreement (the "Investment Agreement") with Holdings and Wells Fargo Bank, N.A., (ii) a Backstop Agreement (the "Backstop Agreement") with Holdings, Wells Fargo Bank, N.A. and the Sponsors and (iii) a First Amendment to Equity Cure Contribution Agreement (the "Equity Cure Contribution Amendment") with Holdings. Pursuant to the Equity Cure Contribution Amendment, on December 29, 2016, Holdings contributed $17.0 million to us in exchange for 11,486,486 common units. The proceeds of the $17.0 million contribution were used to pay down the outstanding balance under the Third A&R Revolving Credit Agreement and for general corporate purposes. In addition, on January 2, 2018, we notified Holdings that a Full Investment Trigger (as defined in the Investment Agreement) occurred on December 31, 2017. Pursuant to the

Backstop Agreement, on January 2, 2018, Holdings delivered a Backstop Demand (as defined in the Investment Agreement) for each Sponsor to fund their respective pro rata portions of the Sponsor Shortfall Amount (as defined in the Investment Agreement) of $15.0 million in accordance with the Backstop Agreement. As consideration for the amount provided directly to us by the Sponsors pursuant to the Backstop Agreement, we issued to the Sponsors senior unsecured notes of the Partnership in an aggregate principal amount of $15.0 million (each, and “Investment Note” and collectively, the “Investment Notes”). Prior to the commencement of the Chapter 11 Cases, the Investment Notes were scheduled to mature on November 5, 2019 and bore interest at a rate of 12.5% per annum. Interest on the Investment Notes was to be paid in kind (other than with respect to interest payable (i) on or after the maturity date, (ii) in connection with prepayment, or (iii) upon acceleration of the Investment Note, which was to be payable in cash); provided that all interest was to be payable in cash on or after December 31, 2018. The Investment Notes are the unsecured obligation of the Partnership subordinate in right of payment to any of our secured obligations under the Third A&R Revolving Credit Agreement and the Term Loan Credit Agreement (the “Term Loan Credit Agreement” and, together with the Third A&R Revolving Credit Agreement, the “Senior Credit Facilities”).

On July 29, 2018, we terminated the Merger Agreement, since the transactions contemplated by the Merger Agreement were not completed on or prior to June 15, 2018. As previously disclosed, under the Merger Agreement, we were to merge with and into Merger Sub, with the Partnership surviving the merger as a wholly owned subsidiary of AMID.

On August 10, 2018, we entered into the sixth amendment (the “Sixth Amendment”) to the Third A&R Revolving Credit Agreement which, among other things, reduced the Consolidated Interest Coverage Ratio from 1.50 to 1.00 to 1.25 to 1.00 for the period ending on June 30, 2018. See Note 5.

During management's ongoing assessment of the Partnership's financial forecast, the board of directors of Southcross Holdings GP, LLC (the “Holdings GP Board”) and the board of directors of our General Partner (the “Partnership GP Board”), together with our management, determined that in the then current corporate capital structure and absent continued access to equity cures from our Sponsors or a significant equity infusion from a third party, or absent additional amendments to its Third A&R Revolving Credit Agreement (which was scheduled to mature on August 4, 2019) or waivers of the March 31, 2019 requirement to comply with the Consolidated Total Leverage Ratio and minimum Adjusted EBITDA (both as defined in the Fifth Amendment) and Consolidated Interest Coverage Ratio (as defined in the Sixth Amendment), the Partnership was not expected to be able to comply with such financial covenants, which would have triggered an event of default under the Senior Credit Facilities.

In March 2019, in light of (a) the August 4, 2019 maturity of the Third A&R Revolving Credit Agreement, (b) the impending non-compliance with our Consolidated Total Leverage Ratio and Consolidated Senior Secured Leverage Ratio (each as defined in the Fifth Amendment - see Note 6) at March 31, 2019 that would result in an event of default under the Senior Credit Facilities, (c) our non-compliance with our minimum Adjusted EBITDA and Consolidated Interest Coverage Ratio as of December 31, 2018 (see Note 6); and (d) the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion on our 2018 Annual Report on Form 10-K (“2018 Annual Report on Form 10-K”), which constituted an event of default under the Senior Credit Facilities, we elected not to make the approximately $7.4 million interest payment on our Term Loan that was due on March 29, 2019, as well as the $1.1 million amortization payment on our Term Loan related to the period ending March 31, 2019. While we were in discussions with our creditors, those discussions did not produce an agreement that would enable us to address effectively, in a holistic manner, the impending issues adversely impacting our business.

Despite our efforts to improve our financial condition, we continued to face increasing liquidity concerns. As discussed above, on April 1, 2019, the Partnership, General Partner and the Filing Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

Basis of Presentation

We prepared this report under the rules and regulations of the Securities Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by GAAP and should be read in conjunction with our 2018 Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018, are unaudited and have been prepared on the same basis as the audited financial statements included in our 2018 Annual Report on Form 10-K. However, on January 1, 2019, the Partnership adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), using the modified retrospective method.

For periods subsequent to filing the Chapter 11 Cases, the Partnership will apply the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 852, Reorganizations, in preparing its condensed consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings will be recorded in a reorganization line item on the condensed consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the condensed consolidated balance sheet as liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, which may differ from the ultimate settlement amounts. Accordingly, our condensed consolidated financial statements for the three months ended March 31, 2019 have been prepared in accordance with the updated accounting principles under the new standard. Adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position have been included herein. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

Significant Accounting Policies

During the three months ended March 31, 2019, the Partnership adopted ASC 842. As a result, there was a change to our significant accounting policies described in Note 1 of our 2018 Annual Report on Form 10-K, as described below.

Adopted Accounting Pronouncements

In February 2016, the FASB issued updated guidance that sets out revised principles for the recognition, measurement, presentation and disclosure for both lessees and lessors. The pronouncement states that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) are to include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset are to be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous lease guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments.
In 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842 and ASU No. 2018-11, Targeted Improvements. Under these updates, optional transition practical expedients are available (1) whereby existing or expired land easements that were not previously accounted for as leases under ASC 840 are not required to be evaluated under Topic 842 and (2) lease and associated non-lease components are not required to be separated within lessor arrangements if certain criteria are met. The FASB also issued ASUs 2018-10 and 2018-20, Codification Improvements to Topic 842 and Narrow Scope Improvements for Lessors, respectively, to alleviate unintended consequences from applying Topic 842. The amendments do not make substantive changes to the core provisions or principles of Topic 842 and did not significantly impact our implementation process. We adopted this standard effective January 1, 2019 using the modified retrospective method of adoption, whereby comparative prior period financial information will not be restated and will continue to be reported under the lease accounting standard in effect during the period. We elected the package of practical expedients permitted under the transition guidance within Topic 842 which, among other things, allows us to carry forward the historical lease classification. As such, we did not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment of right-of-use assets.
Additionally, we elected certain practical expedients on an ongoing basis, including the practical expedient for short-term leases pursuant to which a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a lease liability and right-of-use asset for leases (1) with a term of 12 months or less and (2) that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Instead, we will recognize the lease payments for short-term leases within our statement of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. Substantially all leases where we are a lessee are classified as operating leases under Topic 842.
Upon adoption of this standard, we recognized right-of-use asset recorded within other assets of approximately $8.4 million and corresponding liability recorded within other non-current liabilities of approximately $8.4 million on our condensed consolidated balance sheet. See Note 6 for additional information on our lease policies.

Recent Accounting Pronouncements
Accounting standard-setting organizations frequently issue new or revised accounting pronouncements. We review and evaluate new pronouncements and existing pronouncements to determine their impact, if any, on our condensed consolidated financial statements. We are evaluating the impact of each pronouncement on our condensed consolidated financial statements.
Correction of Error
As previously disclosed in our 2018 Annual Report on Form 10-K, subsequent to the issuance of the March 31, 2018 interim financial statements, the Partnership identified an error in the accounts receivable - affiliates and revenues financial statement line items related to the reconciliation of residue imbalances between the Partnership and Holdings. As a result, the Partnership corrected previously reported amounts for the respective period as indicated in the table below. The correction resulted in a decrease to revenue for the three months ended March 31, 2018. The Partnership has assessed this error and determined it to be not material to our financial statements. The following table explains the effects of the error for the three months ended March 31, 2018 (in thousands, except unit and per unit data):

Three Months Ended
March 31,
2018
Revenues, as previously reported	$156,630
Effect of error	(1,393)
Revenues, as corrected	155,237

Net loss, as previously reported	(16,837)
Effect of error	(1,393)
Net loss, as corrected	(18,230)

Trade accounts receivable, including affiliates, as previously reported on the condensed consolidated statements of cash flows	6,836
Effect of error	1,393
Trade accounts receivable, including affiliates, as corrected on the condensed consolidated statements of cash flows	8,229

Basic and diluted net loss per common unit, as originally reported	(0.21)
Effect of error	(0.02)
Basic and diluted net loss per common unit, as corrected	(0.23)

Basic and diluted net loss per subordinated unit, as originally reported	(0.21)
Effect of error	(0.02)
Basic and diluted net loss per subordinated unit, as corrected	(0.23)

2. NET LOSS PER LIMITED PARTNER UNIT AND DISTRIBUTIONS

Net Loss Per Limited Partner Unit

The following is a reconciliation of net loss attributable to limited partners and the limited partner units used in the basic and diluted earnings per unit calculations for the three months ended March 31, 2019 and 2018 (in thousands, except unit and per unit data):

	Three Months Ended March 31,
	2019	2018
Net loss	$(27,706)	$(18,230)
General partner unit in-kind distribution	—	(11)
Net loss attributable to partners	$(27,706)	$(18,241)

General partner's interest(1)	$(18,313)	$(376)
Class B Convertible limited partner interest(1)	(9,393)	(4,167)
Limited partners' interest(1)
Common	$—	$(10,949)
Subordinated	—	(2,749)

(1)
General Partner's and limited partners’ interests are calculated based on the allocation of net losses for the period, net of the General Partner unit in-kind distributions. The Class B Convertible Unit interest is calculated based on the allocation of only net losses for the period.

	Three Months Ended March 31,
Common Units	2019	2018
Interest in net loss	$—	$(10,949)
Effect of dilutive units - numerator(1)	—	—
Dilutive interest in net loss	$—	$(10,949)

Weighted-average units - basic	48,682,056	48,626,521
Effect of dilutive units - denominator (1)	—	—
Weighted-average units - dilutive	48,682,056	48,626,521

Basic and diluted net loss per common unit	$—	$(0.23)

	Three Months Ended March 31,
Subordinated Units	2019	2018
Interest in net income (loss)	$—	$(2,749)
Effect of dilutive units - numerator(1)	—	—
Dilutive interest in net income (loss)	$—	$(2,749)

Weighted-average units - basic	12,213,713	12,213,713
Effect of dilutive units - denominator(1)	—	—
Weighted-average units - dilutive	12,213,713	12,213,713

Basic and diluted net income (loss) per subordinated unit	$—	$(0.23)

(1)
Because we had a net loss for all periods for common units and the subordinated units, the effect of the dilutive units would be anti-dilutive to the per unit calculation. Therefore, the weighted average units outstanding are the same for basic and dilutive net loss per unit for those periods. The weighted average units that were not included in the computation of diluted per unit amounts were 215,878 unvested awards granted under the LTIP for the three months ended March 31, 2018.

Cash Distributions

Our agreement of limited partnership (as amended and restated, the “Partnership Agreement”), requires that within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by our General Partner. There is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Beginning with the third quarter of 2014, until such time that we have a distributable cash flow divided by cash distributions ratio (“Distributable Cash Flow Ratio”) of at least 1.0, Holdings, the indirect holder of all of our subordinated units, waived the right to receive distributions on any subordinated units that would cause the Distributable Cash Flow Ratio to be less than 1.0. More importantly, the First Amendment to our Third A&R Revolving Credit Agreement imposed additional restrictions on our ability to declare and pay quarterly cash distributions with respect to our subordinated units. Additionally, we are restricted under the Fifth Amendment from paying a distribution with respect to our common units until our Consolidated Total Leverage Ratio is below 5.0. See Note 5.

In addition to the above mentioned restrictions imposed by our debt instruments, the Partnership GP Board suspended paying a quarterly distribution with respect to the fourth quarter of 2015, every subsequent quarter of 2016, 2017, 2018 and the first quarter of 2019 to conserve any excess cash for the operation of our business. Further, all cash distributions have been stayed by the commencement of the Chapter 11 Cases.

Paid In-Kind Distributions

Class B Convertible Units. As of March 31, 2019, the Class B Convertible Units consisted of 19,996,781 of such units including the additional Class B Convertible Units issued in-kind as a distribution (“Class B PIK Units”). The Class B Convertible Units are not participating securities for purposes of the earnings per unit calculation. Commencing with the quarter ended September 30, 2014 and until converted, as long as certain requirements are met, the holders of the Class B Convertible Units will receive quarterly distributions in an amount equal to $0.3257 per unit. These distributions are to be paid quarterly in Class B PIK Units within 45 days after the end of each quarter. Our General Partner was entitled, and has exercised its right, to retain its 2.0% general partner interest in us in connection with the original issuance of the Class B Convertible Units. In connection with future distributions of Class B PIK Units, the General Partner is entitled to a corresponding distribution to maintain its 2.0% general partner interest in us. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions. See Note 7. However, all PIK distributions have been stayed by the commencement of the Chapter 11 Cases.

The following table represents the Class B PIK unit distribution paid on the Class B Convertible Units for the periods ended December 31, 2018 and March 31, 2019 (in thousands, except per unit and in-kind distribution units):

Payment Date	Attributable to the Quarter Ended	Per Unit Distribution	In-Kind Class B Convertible Unit Distributions to Class B Convertible Holders	In-Kind Class B Convertible Distributions Value(1)	In-Kind Unit Distribution to General Partner	In-Kind General Partner Distribution Value(1)
2019	(2)	(2)	(2)	(2)	(2)	(2)
2018
February 7, 2019	December 31, 2018	$0.3257	343,950	$76	7,019	$2
November 12, 2018	September 30, 2018	0.3257	338,034	196	6,899	4
August 13, 2018	June 30, 2018	0.3257	332,220	515	6,780	11
May 3, 2018	March 31, 2018	0.3257	326,506	532	6,663	11

(1)	The fair-value was calculated as required, based on the common unit price at the quarter end date for the period attributable to the distribution, multiplied by the number of units distributed.

(2)	The issuance of the Class B distributions has been stayed by the commencement of the Chapter 11 Cases. See Note 1.

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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair-values based on the short-term nature of these instruments. The fair-value of our Credit Facility (defined in Note 5) approximates its carrying amount due primarily to the variable nature of the interest rate of the instrument and is considered a Level 2 fair-value measurement. As of March 31, 2019, the fair-value of our term loan was $389.6 million and the fair-value of the Investment Notes was $15.8 million, based on recent trading levels and are considered Level 2 fair-value instruments.

Derivative Financial Instruments
Interest Rate Derivative Transactions
We enter into interest rate cap contracts to limit our London Interbank Offered Rate (“LIBOR”) based interest rate risk on the portion of debt hedged at the contracted cap rate. Our interest rate cap position was as follows (in thousands):

				Estimated Fair Value
Notional Amount	Cap Rate	Effective Date	Maturity Date	March 31, 2019
40,000	2.575%	December 31, 2018	June 30, 2019	1
40,000	3.000%	December 31, 2016	January 1, 2019	—
60,000	3.000%	June 30, 2017	June 30, 2019	—
175,000	4.000%	June 30, 2018	June 30, 2019	—
				$1

These interest rate derivatives are not designated as cash flow hedging instruments for accounting purposes and as a result, changes in the fair-value are recognized in interest expense immediately.

The fair-value of our interest rate derivative transactions is determined based on a discounted cash flow method using contractual terms of the transactions. The floating coupon rate is based on observable rates consistent with the frequency of the interest cash flows. We have elected to present our interest rate derivatives net in the balance sheets. There was no effect of offsetting in the balance sheets as of March 31, 2019 or December 31, 2018.

The fair-values of our interest rate derivative transactions were as follows (in thousands):

	Significant Other Observable Inputs (Level 2)
	Fair-Value Measurement as of
	March 31, 2019	December 31, 2018
Current interest rate derivative assets	$1	$11
Total interest rate derivatives	$1	$11

The realized and unrealized amounts recognized in interest expense associated with derivatives were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Unrealized loss (gain) on interest rate derivatives	$10	$(5)

4. LONG-LIVED ASSETS
Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (yrs)	March 31, 2019	December 31, 2018
Pipelines	15-30	$224,752	$224,752
Gas processing, treating and other plants	15	169,899	169,899
Compressors	5-15	16,058	16,058
Rights of way and easements	15	13,968	13,968
Furniture, fixtures and equipment	5	2,577	2,577
Finance lease vehicles	3-5	2,839	2,944
Total property, plant and equipment		430,093	430,198
Accumulated depreciation and amortization		(29,854)	(17,726)
Total		400,239	412,472

Construction in progress		11,201	8,234
Land and other		6,220	6,315
Property, plant and equipment, net		$417,660	$427,021

Depreciation is provided using the straight-line method based on the estimated useful life of each asset. Depreciation expense for the three months ended March 31, 2019 and 2018, was $12.2 million and $17.9 million, respectively.

In an effort to further our cost-saving initiatives, management elected to idle the Bonnie View fractionation facility (“Bonnie View”) in the second quarter of 2017. As a result, all of our Y-grade product was being sold to Holdings in accordance with our affiliate Y-grade sales agreement and was being fractionated at the Robstown fractionation facility. However, during the fourth quarter of 2018, Holdings and Holdings Borrower completed the sale to EPIC and EPIC Y-Grade Holdings, LP, a subsidiary of EPIC of the Robstown facility and related pipelines, that enables the Robstown facility to receive natural gas liquids from various supply sources and several short pipelines that allow the delivery of fractionated products to Corpus Christi-area markets. Under the terms of the Robstown Purchase Agreement, EPIC assumed all of the NGL purchase and sale agreements associated with Robstown, including those with the Partnership through December 31, 2019. Bonnie View will continue to serve as a backup option for EPIC to the extent Robstown is unable to fractionate our Y-grade product.

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
Following the consummation of the transactions contemplated by the Robstown Purchase Agreement, Holdings performed recoverability testing of its assets, including the consolidated assets of the Partnership. As a result of such testing, we received evidence that indicated we may not be able to recover the carrying values of our assets. We performed a separate recoverability test of our assets and concluded that the carrying amounts of our long-lived asset groups exceeded the expected future probability-weighted undiscounted cash inflows. We then determined the estimated fair-values of our South Texas, Mississippi, and Alabama asset groups. During the fourth quarter of 2018, as part of a non-recurring valuation of our long-lived assets, we determined that the fair value of our South Texas and Mississippi assets groups was a combined $501.7 million as of October 2018. Therefore, we recorded asset impairment charges of $430.3 million to our South Texas and Mississippi asset groups. Of the $430.3 million impairment charge to our property, plant and equipment, $379.5 million related to our South Texas asset group and $50.8 million to our Mississippi asset group. This related impairment charge is a non-recurring Level 3 fair-value measurement.
Intangible Assets
Intangible assets of $1.3 million as of March 31, 2019 and December 31, 2018, respectively, represent the unamortized value assigned to long-term supply and gathering contracts. These intangible assets are amortized on a straight-line basis over the 30-year expected useful lives of the contracts through 2041. Amortization expense over the next five years related to intangible assets is not significant.

5. LONG-TERM DEBT

Our outstanding debt and related information at March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019	December 31, 2018
Revolving credit facility due 2019	$81,124	$81,124
Term loans due 2021	429,141	429,141
Senior unsecured notes payable due 2019	17,383	16,867
Original issuance discount on term loans due 2021	(735)	(814)
Total long-term debt (including current portion)	526,913	526,318
Current portion of long-term debt	(522,512)	(521,123)
Deferred financing costs	(4,401)	(5,195)
Total long-term debt	$—	$—

Outstanding letters of credit	$25,438	$27,738
Remaining unused borrowings	$8,438	$6,138

	Three Months Ended March 31,
	2019	2018
Weighted average interest rate	7.89%	6.60%
Average outstanding borrowings	$527,149	$531,328
Maximum borrowings	$527,182	$532,952

Senior Credit Facilities

Prior to the commencement of the Chapter 11 Cases, our long-term debt arrangements consisted of (i) the Third A&R Revolving Credit Agreement and (ii) the Term Loan Agreement. Substantially all of our assets are pledged as collateral under the Senior Credit Facilities, with the obligations thereunder being secured on a pari passu basis. Our bankruptcy filing triggered an event of default under our Senior Credit Facilities.

On May 7, 2019, the Bankruptcy Court entered the Final Order approving the DIP Facilities and allowing the Borrower to draw down on the remaining commitments with respect to the DIP Term Loans and to refinance the Rolled-Up Loans with the DIP Roll-Up Loans. On May 9, 2019, we borrowed the remaining $42.5 million of DIP New Money Loans.

Term Loan Agreement

The Term Loan Agreement is a $450 million senior secured term loan facility that was scheduled to mature on August 4, 2021. Immediately prior to the commencement of the Chapter 11 Cases, borrowings under our Term Loan Agreement bore interest at LIBOR plus 4.25% or a base rate as defined in the respective credit agreement with a LIBOR floor of 1.00%. The facility also amortized in equal quarterly installments in an aggregate amount equal to 1% of the original principal amount, less any mandatory prepayments (as defined in the Term Loan Agreement), such as the $1.064 million, with the remainder due on the maturity date. As a result of the commencement of the Chapter 11 Cases, interest will accrue on all outstanding obligations at the applicable default rate in accordance with the Term Loan Agreement.

In connection with the execution of the DIP Facilities, certain of the Debtors entered into that certain Second Amendment to Term Loan Credit Agreement, dated as of March 31, 2019 (the “Term Loan Amendment”), among such Debtors and the lenders party thereto, in order to clarify the treatment of the “roll up” of certain loans held by the lenders party thereto or affiliates of such lenders. Pursuant to the Term Loan Amendment, among other things, 100% of the proceeds from DIP Roll-Up Loans shall be required to be used by the Debtors to prepay certain of the loans under the Term Loan Agreement (or be deemed to cancel and refinance such loans).

Senior Unsecured Note

On January 2, 2018, Holdings delivered a Backstop Demand (as defined in the Investment Agreement) for each Sponsor to fund their respective pro rata portions of the Sponsor Shortfall Amount (as defined in the Investment Agreement) of $15.0 million in accordance with the Backstop Agreement. As consideration for the amount contributed directly to us by a Sponsor pursuant to the Backstop Agreement, we issued to the Sponsors senior unsecured notes of the Partnership in an aggregate principal amount of $15.0 million. Prior to the commencement of the Chapter 11 Cases, the Investment Notes were scheduled to mature on November 5, 2019 and bore interest at a rate of 12.5% per annum. Interest on the Investment Note was to be paid-in-kind (“PIK”) (other than with respect to interest payable (i) on or after the maturity date, (ii) in connection with prepayment, or (iii) upon acceleration of the Investment Note, which shall be payable in cash); provided that all interest was to be payable in cash on or after December 31, 2018. The Investment Notes are the unsecured obligation of the Partnership subordinate in right of payment to any of our secured obligations under the Third A&R Revolving Credit Agreement. The senior unsecured note payable included $2.4 million of PIK interest as of March 31, 2019.

The filing of the Chapter 11 Cases described in Note 1 constituted an event of default that accelerated our obligations under the Third A&R Revolving Credit Agreement, the Term Loan Agreement and the Investments Notes.
These debt instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. However, we are making adequate protection payments to the lenders under the Third A&R Revolving Credit Agreement and the Term Loan Agreement, in each case in an amount equal to all accrued post-petition unpaid interest accruing on all outstanding principal, interest, fees and other amounts under the applicable facility on a monthly basis at the applicable default rate.
Deferred Financing Costs

Deferred financing costs are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included in long-term debt in the balance sheet. Changes in deferred financing costs are as follows (in thousands):

	2019	2018
Deferred financing costs, January 1	$5,195	$8,295
Capitalization of deferred financing costs	—	255
Amortization of deferred financing costs	(794)	(846)
Deferred financing costs, March 31	$4,401	$7,704

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

For a discussion about the Chapter 11 Cases, see Note 1 and 13.

TPL. Effective as of December 31, 2018, we settled our arbitration with TPL SouthTex Processing Company, LP (“TPL”), an indirect subsidiary of Targa Resources Corp. (“Targa”), against FL Rich Gas Services, LP, an indirect subsidiary of the Partnership (“FL Rich”), related to the operation of T2 Cogen. T2 Cogen, owns a cogeneration facility in South Texas. FL Rich now owns 100% of T2 Cogen and is no longer a joint venture with TPL. TPL received one of the cogeneration units as part of the settlement agreement. See Note 11.

Woodsboro. Our General Partner has been named as a defendant in a lawsuit filed on April 29, 2016 in Duval County, Texas styled Victor Henneke, Jr., et al. v. Southcross Energy Partners GP, LLC, et al., Cause No. DC-16-139, 229th Judicial District, Duval County, Texas (the “Henneke Case”). The Henneke Case involves claims by two employees of a third-party contractor for personal injury and wrongful death resulting from the alleged negligence of the Partnership related to a pipeline construction project located at our Woodsboro processing facility in 2016. No trial date has been set for the contractual liability claims in the case. On April 25, 2018, a judgment was entered against Southcross in the amount of approximately $7.7 million which has been appealed to the Texas Court of Appeals. We believe we have adequate insurance coverage to cover this matter and have recorded a $7.7 million liability and receivable from our insurance carrier. In April 2018 the plaintiffs filed two new lawsuits against Southcross CCNG Transmission Ltd. that allege the same or similar causes of actions for which we previously received a judgement in Duval County. The cases are styled as Ivy Gonzalez on behalf of M.R. Gonzalez and M.N. Gonzalez Minor Children vs. Southcross CCNG Transmission Ltd.; Gene Henneke as independent administrator of the estate of Dennis Henneke; Galbreath Contracting, Inc. and Severo Sepulveda, Jr. Cause no. DE-18-82 and Amy Gonzalez as co-personal representative of the estate of Jesus Gonzalez, Jr. under the Texas Survival Act and for and on behalf of wrongful death beneficiaries M.R. Gonzalez and M.N. Gonzalez Minor Children and Amy Gonzalez and Jesus Gonzalez, Sr. vs. Southcross CCNG Transmission Ltd.; Gene Henneke as independent administrator of the estate of Dennis Henneke; Galbreath Contracting, Inc. and Severo Sepulveda, Jr. Cause no. DE-18-83. We intend to defend vigorously these pending matters and believe we have adequate insurance coverage with respect to these matters.

On May 6, 2019, the Bankruptcy Court approved a stipulation between the Debtors and plaintiffs Ivy Gonzalez, on behalf of minor children M.R. Gonzalez and M.N. Gonzalez, the estate of Jesus Gonzalez, Jr., Amy and Jesus Gonzalez, Sr., and Rene Elizondo.  The stipulation fully releases these plaintiffs’ claims against the Debtors and various related entities and individuals, except to the extent of any available insurance coverage, and modifies the automatic stay to allow these plaintiffs to pursue their asserted claims against Southcross Partners GP, LLC and Southcross CCNG Transmission, Ltd. only to the extent of the available coverage.

Regulatory Compliance

In the ordinary course of our business, we are subject to various laws and regulations. In the opinion of our management, compliance with current laws and regulations will not have a material effect on our results of operations, cash flows or financial condition.

Leases

Prior to January 1, 2019, we classified our leases as either capital or operating leases under ASC Topic 840, Leases (Topic 840). We recognized leased vehicle assets (included in property, plant and equipment) and liabilities (included in other current liabilities and other long-term liabilities) related to our capital leases on our consolidated balance sheets. We also recognized depreciation expense and interest expense related to our capital leases on our consolidated statements of operations. The majority of our lease arrangements were classified as operating leases, under which we did not recognize assets or liabilities on our condensed consolidated balance sheets, but rather recognized leases on our condensed consolidated statements of operations (included in operating and maintenance expenses and general and administrative expenses).

On January 1, 2019, we adopted the provisions of ASC Topic 842, Leases (Topic 842), which requires us to determine if an arrangement is or contains a lease at inception. Our assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period and (3) whether we have the right to direct the use of the asset. When a lease exists, we record a right-of-use asset that represents our right to use the asset over the lease term and a lease liability that represents our obligation to make payments over the lease term. Lease liabilities are recorded at the sum of future lease payments discounted by the discount rate established at the commencement date or that we could obtain to lease a similar asset over a similar period, and right-of-use assets and corresponding lease liabilities are recorded. The estimation of our right-of-use assets and lease liabilities requires us to make significant assumptions and judgments about the term of the lease, variable payments, and discount rates. When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. In such cases, we use an estimate of our incremental borrowing rate to discount lease payments based on information available at lease commencement. Our operating leases have remaining terms that vary from one year to eight years and certain of those leases have renewal options to extend the leases, or terminate the leases at our sole discretion. The termination dates of the lease agreements vary from 2019 to 2026. We adopted the standard using the modified retrospective method. Based on the practical expedients allowed for in the standard, we did not reassess the current GAAP classification of leases, easements and rights of way that existed as of January 1, 2019, and we did not utilize the hindsight method in determining the assets and liabilities to be recorded for our existing leases on January 1, 2019. The majority of our leases are for the following types of assets:

•
Office space - Our primary offices are in Dallas, Houston, and San Antonio, with smaller offices in other locations near our operating assets. Our office leases are long-term in nature and represent $6.8 million of our lease liability and $6.8 million of our right-of-use asset as of March 31, 2019. A rental reimbursement included in our lease agreement associated with the office space we leased in June 2015 of $1.8 million, net of amortization, has been recorded as a deferred liability in our condensed consolidated balance sheets as of March 31, 2019. This amount will continue to be amortized against the lease payments over the length of the lease term. Our San Antonio office includes income related to subleases of $0.1 million for the three months ended March 31, 2018. Our office space operating leases do not contain any residual value guarantees. Many of our leases contain charges for common area maintenance or other miscellaneous expenses that are updated based on landlord estimates. Due to this variability, the cash flows associated with these charges are not included in the minimum lease payments used in determining the right-of-use asset and associated lease liability. These common area maintenance and other miscellaneous expense are immaterial.

•
Compression and other field equipment - We pay third parties to provide compressors or other field equipment for our assets. Under these agreements, a third party installs and operates compressor units based on specifications set by us to meet our compression needs at specific locations. While the third party determines which compressors to install and operates and maintains the units, we have the right to control the use of the compressors and are the sole economic beneficiary of the identified assets. These agreements are typically for an initial term of one to three years but will automatically renew from month to month until canceled by us or the lessor. Compression and other field equipment rentals represent $0.9 million of our lease liability and $0.9 million of our right-of-use asset as of March 31, 2019. Our compression operating leases do not contain any residual value guarantees. Some of our compression leases contain options to renew or extend the lease or terminate the lease before the expiration date. These options are factored into the determination of the lease term and lease payments when their exercise is considered to be reasonably certain.

•
Land and land easements - We make periodic payments to lease land or to have access to our assets. Land leases and easements are typically long-term to match the expected useful life of the corresponding asset. During the first quarter of 2019, we did not make any payments to lease land.

Supplemental balance sheet information included in other current assets, other assets, other current liabilities and other long-term liabilities related to operating leases was as follows (in thousands, except for lease term and discount rate):

March 31, 2019
Other assets:
Other lease right-of-use assets	$6,593

Other current liabilities:
Other current operating lease liabilities	$2,275
Other long-term liabilities:
Other long-term operating lease liabilities	$5,458
Total operating lease liabilities	$7,733

Weighted average discount rate	10%

Weighted average lease term (years)	5.7

Finance Leases

We have finance lease obligations related to vehicle leases that are classified as finance leases. The termination dates of the lease agreements vary from 2019 to 2022. We recorded accretion expense related to the finance leases of $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018. There were no finance leases entered into during the three months ended March 31, 2019. Finance leases entered into during the three months ended March 31, 2018, were $0.3 million. The finance lease obligation amounts included in the balance sheets were as follows (in thousands):

March 31, 2019
Finance lease vehicles	$2,839
Less: accumulated depreciation	(1,284)
Finance lease vehicles, net of accumulated depreciation	$1,555

	March 31, 2019	December 31, 2018
Other current liabilities	$616	$646
Other non-current liabilities	905	1,054
Total finance lease liabilities	$1,521	$1,700

Future Minimum Lease Payments

Prior to January 1, 2019, we classified our leases as either capital or operating leases under ASC 840, Leases. Future minimum annual rental commitments under ASC 840 for our capital and operating leases at December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
2019	$646	$2,912
2020	523	1,148
2021	414	922
2022	117	941
2023	—	953
Thereafter	—	1,956
Total future payments	$1,700	$8,832
Less: Imputed interest	$(53)
Future lease payments	$1,647

Future minimum annual rental commitments under ASC 842 for our finance and operating leases as of March 31, 2019 were as follows (in thousands):

Year Ending March 31,	Finance Leases	Operating Leases
2019(1)	$469	$2,326
2020	521	1,481
2021	414	1,211
2022	117	1,238
2023	—	1,264
Thereafter	—	2,607
Total future lease payments	$1,521	$10,127
Less: Imputed interest	(5)	(2,727)
Total lease obligations	$1,516	$7,400
Less: current lease obligations	(570)	(2,275)
Long-term lease obligations	$387	$5,125

(1)	For the nine months remaining in the 2019 fiscal year.

The components of lease expense for the three months ended March 31, 2019 are as follows (in millions):

Three Months Ended
March 31, 2019

Operating lease costs(1)	$917

Finance lease costs:
Amortization of assets	$168
Interest on lease liabilities	9
Total finance lease costs	$177

(1)	Any common area maintenance and other miscellaneous expenses and operating leases less than one year are immaterial and not included in operating lease costs.

Southcross Assets Considered Leases to Third Parties

We have pipelines that transport natural gas to two power plants in Nueces County, Texas under fixed-fee contracts. The contracts have a primary term through 2029 and an option to extend the agreements by an additional term of up to ten years. These contracts are considered operating leases.

Future minimum annual demand payment receipts under these agreements as of March 31, 2019 were as follows: $1.6 million for the remainder of 2019; $2.2 million in 2020; $1.5 million in 2021; $1.5 million in 2022; $1.5 million in 2023 and $8.8 million thereafter. The revenue for the demand payments is recognized on a straight-line basis over the term of the contract. The demand fee revenues under the contracts were each $0.7 million for the three months ended March 31, 2019 and 2018, respectively, and have been included within transportation, gathering and processing fees within Note 10. These amounts do not include variable fees based on the actual gas volumes delivered under the contracts. Variable fees recognized in revenues within transportation, gathering and processing fees within Note 10 were $0.1 million for the three months ended March 31, 2019, and $0.2 million for the three months ended March 31, 2018, respectively. Deferred lease revenue associated with these agreements was $11.0 million and $11.1 million at March 31, 2019, and December 31, 2018, respectively.

San Antonio Sublease

We sublet a portion of our capitalized property to a third party. The rental agreement has a primary term through July 2020. This lease is considered an operating lease. Future annual payment receipts under this agreement as of March 31, 2019 were as follows: $0.1 million for the remainder of 2019; and $0.1 million in 2020.

Southcross Assets Leases to Related Parties

We own compressors that we lease to an affiliate of Holdings. The contracts have a primary term through 2023 and an option to continue on a month-to-month basis. These contracts are considered operating leases. Future annual payment receipts under these agreements as of March 31, 2019 were as follows: $7.9 million for the remainder of 2019; $10.5 million in 2020, 2021, and 2022 respectively; and $3.5 million in 2023. The revenue for the payments is recognized on a straight-line basis over the term of the contract. The revenues under the contracts were $2.6 million for the three months ended March 31, 2019 and $2.4 million for the three months ended March 31, 2018, respectively, and have been included within affiliate revenue within the consolidated statement of operations.

Total property, plant and equipment which we are the lessor consisted of the following (in thousands):

	March 31, 2019	December 31, 2018

Pipelines	$14,843	$14,843
Compressors	2,768	2,768
Total lease property, plant and equipment	$17,611	$17,611
Accumulated depreciation	224	—
Total	$17,387	$17,611

Total lease revenues consisted of the following for the three months ended March 31, 2019 (in thousands):

Three Months Ended
March 31, 2019

Revenue:
San Antonio sublease	$38
Pipelines	651
Total revenue	$688

Revenue - affiliate:
Related party compressors	$2,622
Total revenue - affiliate	$2,622

7. PARTNERS’ CAPITAL

Ownership

Our units outstanding as of March 31, 2019 are as follows (in units):

	Partners’ Capital
		Owned by Parent
	Public	Holdings	Class B		General
	Common	Common	Convertible	Subordinated	Partner
Units outstanding as of December 31, 2018	22,194,141	26,492,074	19,652,831	12,213,713	1,643,934
Vesting of LTIP units, net	8,676	—	—	—	—
In-kind distributions and issuances to general partner to maintain 2.0% ownership	—	—	343,950	—	7,196
Units outstanding as of March 31, 2019	22,202,817	26,492,074	19,996,781	12,213,713	1,651,130

Common Units
Our common units represent limited partner interests in us. The holders of our common units are entitled to participate in our distributions (to the extent distributions are made) and are entitled to exercise the rights and privileges available to limited partners under our Partnership Agreement.
Class B Convertible Units
As of March 31, 2019, the Class B Convertible Units consist of 19,996,781 units, inclusive of any Class B PIK Units issued. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions as noted below.

Our Partnership Agreement does not allow additional Class B Convertible Units (other than Class B PIK Units) to be issued without the prior approval of our General Partner and the holders of a majority of the outstanding Class B Convertible Units. As of March 31, 2019, all of our outstanding Class B Convertible Units were indirectly owned by Holdings.

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

8. TRANSACTIONS WITH RELATED PARTIES

Affiliated Directors

The Partnership GP Board is comprised of two directors designated by EIG (one of which must be independent), two directors designated by Tailwater (one of which must be independent), two directors designated by a group of Holdings’ former term loan lenders (one of which must be independent) and one director by majority. Our non-employee directors are reimbursed for certain expenses incurred for their services to us. The director services fees and expenses are included in general and administrative expenses in our statements of operations. We incurred fees and expenses related to the services from our affiliated directors as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
EIG	54	36
Tailwater	55	38
Total fees and expenses paid for director services to affiliated entities	$109	$74

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

	Three Months Ended March 31,
	2019	2018
Reimbursements included in general and administrative expenses	$4,674	$1,673
Reimbursements included in operations and maintenance expenses	4,759	3,378
Total reimbursements to our General Partner and its affiliates	$9,433	$5,051

Other Transactions with Affiliates

We had a gas gathering and processing agreement (the “G&P Agreement”) and an NGL sales agreement (the “NGL Agreement”) with an affiliate of Holdings. Under the terms of these commercial agreements, we transport, process and sell rich natural gas for the affiliate of Holdings in return for agreed-upon fixed fees, and we sold natural gas liquids that we own to Holdings at agreed-upon fixed prices. The NGL Agreement also permits us to utilize Holdings’ fractionation services at market-based rates. While the Partnership continues to have a G&P Agreement with Holdings, the NGL agreement was assigned to EPIC as of October 1, 2018 in connection with the consummation of the transactions contemplated by the Robstown Purchase Agreement.

We recorded revenues from affiliates of $11.7 million and $51.4 million for the three months ended March 31, 2019 and 2018, respectively in accordance with the G&P Agreement, the NGL Agreement and the series of commercial agreements.

We had accounts receivable due from affiliates of $0.4 million and $6.0 million as of March 31, 2019 and December 31, 2018, respectively, and accounts payable due to affiliates of $11.3 million and $0.3 million as of March 31, 2019 and

December 31, 2018, respectively. The affiliate receivable and payable balances are related primarily to transactions associated with Holdings, noted above, and our joint venture investments (defined in Note 11).

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

On October 4, 2018, EPIC and EPIC Y-Grade, a subsidiary of EPIC, entered into the Robstown Purchase Agreement with Holdings and Holdings Borrower to acquire Robstown and related pipelines that enables the Robstown facility to receive natural gas liquids from various supply sources and several short pipelines that allow the delivery of fractionated products to Corpus Christi-area markets. Under the terms of the Robstown Purchase Agreement, EPIC assumed all of the NGL purchase and sale agreements associated with Robstown, including certain NGL sales and transportation agreements with the Partnership. The sale was completed in November 2018.

On March 8, 2019, the Partnership entered into an engineering services contract with Tailwater Technical Consulting, LLC (“Tailwater”). The Partnership paid $0.1 million of engineering service expenses to Tailwater during the three months ended March 31, 2019.

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
In connection with the filing of the Chapter 11 Cases, the Partnership has terminated all offerings under the LTIP.

The following table summarizes information regarding awards of units granted under the LTIP:

	Units	Weighted-Average Fair Value at Grant Date
Unvested - December 31, 2018	12,334	$7.94
Units recaptured for tax withholdings(1)	(3,658)	$3.56
Vested units(1)	(8,676)	$3.56
Unvested - March 31, 2019	—	$—

(1)
The weighted-average fair-value price on the date of vesting for our vested units was $0.22 for the three months ended March 31, 2019. The weighted-average fair-value price on the date of vesting for our units recaptured for tax withholdings was $0.22 for the three months ended March 31, 2019.

For the three months ended March 31, 2019, we did not grant any equity awards under the LTIP. As of January 1, 2019, all awards under the LTIP vested.

Unit Based Compensation Expense

The following table summarizes information regarding recognized compensation expense, which is included in general and administrative and operations and maintenance expenses in our statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Unit-based compensation	$—	$65
Employee Savings Plan
We have employee savings plans under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, whereby employees of our General Partner may contribute a portion of their base compensation to the employee savings plan, subject to limits. We provide a matching contribution each payroll period equal to 100% of each employee’s contribution up to the lesser of 6% of the employee’s eligible compensation or $16,800 annually for the period. The following table summarizes information regarding contributions and the expense recognized for the matching contributions, which is included in operating and maintenance expense and general and administrative expense in our statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Matching contributions expensed for employee savings plan	$202	$177

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

We had revenues consisting of the following categories (in thousands):

		Three Months Ended March 31,
	Contract Type	2019	2018
Sales of natural gas(1)	Fixed Spread	$66,869	$95,304
Sales of NGLs and condensate(1)	Fixed Spread	37,329	47,220
Transportation, gathering and processing	Fixed Fee	12,806	7,673
Treating and compression	Fixed Fee	3,061	3,851
Other	N/A	1,863	1,189
Total revenues		121,928	155,237

(1)	Commodity-sensitive revenues are included in these categories as well.

11. INVESTMENTS IN JOINT VENTURES

We own equity interests in two joint ventures with Targa as our joint venture partner. We own a 50% or less interest in each of T2 Eagle Ford Gathering Company LLC (“T2 Eagle Ford”) and T2 LaSalle Gathering Company LLC (“T2 LaSalle”). The joint venture arrangements give equal management rights with no single investor having unilateral control. Each party sharing joint control must consent to the ventures’ operating, investing and financing decisions. Therefore, because we do not have controlling financial interests, but do have significant influence, we use the equity method of accounting for investments in joint ventures. We recognize our share of the earnings and losses in the joint ventures pursuant to the terms of the applicable limited liability agreements governing such joint ventures, which provide for earnings and losses generally to be allocated based upon each member’s respective ownership interest in the joint ventures. We record our proportionate share of the joint ventures’ net income/loss as equity in income/losses of joint venture investments in the statements of operations. We evaluate investments in joint ventures for impairment when factors indicate that a decrease in the value of the investment has occurred that is not temporary.

We previously had a third joint venture arrangement with T2 Cogen which operated a cogeneration facility next to our Lone Star plant with similar terms that we accounted for as an equity method investment. On December 31, 2018, Targa and the Partnership, as part of a statement of agreement, agreed to terminate the T2 Cogen joint venture and distributed one cogeneration unit to Targa, with the Partnership receiving 100% interest in T2 Cogen. Therefore, as of the effective date of December 31, 2018, T2 Cogen was no longer accounted for as an equity method investment and was consolidated into the Partnership. In addition, under the terms of the agreement, T2 Eagle Ford and T2 LaSalle will be operated by Targa after the completion of a transition period. Our indirect ownership percentages will remain the same with respect to T2 Eagle Ford and T2 LaSalle, and therefore continue to be accounted for as equity method investments.

The joint ventures’ summarized financial data from their statements of operations for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue
T2 Eagle Ford	$472	$1,062
T2 Cogen (1)	—	211
T2 LaSalle	205	385

Net loss
T2 Eagle Ford	$(4,572)	$(4,668)
T2 Cogen (1)	—	(864)
T2 LaSalle	(1,484)	(1,478)

(1)	As of December 31, 2018, T2 Cogen was no longer accounted for as an equity method investment and was consolidated into the Partnership.

Our equity in losses of joint venture investments is comprised of the following for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
T2 Eagle Ford	$(2,286)	$(2,334)
T2 Cogen (1)	—	(432)
T2 LaSalle	(371)	(370)
Equity in losses of joint venture investments	$(2,657)	$(3,136)

(1)	As of December 31, 2018, T2 Cogen was no longer accounted for as an equity method investment and was consolidated into the Partnership.

Our investments in joint ventures is comprised of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
T2 Eagle Ford	$81,423	$83,332
T2 LaSalle	13,327	13,648
Investments in joint ventures	$94,750	$96,980

12. CONCENTRATION OF CREDIT RISK

Our primary markets are in South Texas, Alabama and Mississippi. We have a concentration of revenues and trade accounts receivable due from customers engaged in the production, trading, distribution and marketing of natural gas and NGL products. These concentrations of customers may affect overall credit risk in that these customers may be affected similarly by changes in economic, regulatory or other factors. We evaluate our customers’ credit worthiness before extending credit.

Our top ten customers, excluding affiliates, for the three months ended March 31, 2019 and 2018 represent the following percentages of consolidated revenue:

	Three Months Ended March 31,
	2019	2018
Top ten customers	89.5%	50.2%

The percentage of total consolidated revenue for each customer, excluding affiliates, that exceeded 10% of total revenues for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended September 30,
	2019	2018
EPIC Pipeline LP	32.8%	(a)
Occidental Energy Marketing, Inc.	13.1%	(a)
Calpine Energy Services LP	12.6%	(a)

(a) Information is not provided for periods for which the customer or producer was less than 10% of our consolidated revenue.

For the three months ended March 31, 2019 and 2018, we did not experience significant non-payment for services. We had no allowance for uncollectible accounts receivable at March 31, 2019.

13. SUBSEQUENT EVENTS

Chapter 11 Proceedings

On April 1, 2019, the Partnership, our General Partner and the Filing Subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. The Bankruptcy Court has entered orders approving a variety of first-day relief designed primarily to minimize the impact of the Chapter 11 Cases on our operations, customers and employees, including authorizing post-petition financing. We will continue to operate our businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We expect to continue our operations without interruption during the pendency of the Chapter 11 Cases. See Note 1 “Organization and Description of the Business - Chapter 11 Cases” for a detailed description of the Chapter 11 Cases.

On April 1, 2019, we filed a motion seeking entry of an order authorizing the Debtors to enter into the DIP Financing to, among other things, provide additional liquidity to fund our operations during the Chapter 11 process.

On April 2, 2019, the Bankruptcy Court entered an interim order authorizing the Debtors to enter into the DIP Facilities. The Interim Order allowed the DIP Loan Parties to access immediately up to $85.0 million under the DIP Facilities and refinance their obligations outstanding under prepetition letters of credit. However, both the DIP Facilities and the refinancing of such letters of credit and of certain term loans outstanding under the Term Loan Agreement remained subject to entry of a final order by the Bankruptcy Court.

Pursuant to the Interim Order, on April 3, 2019, the DIP Loan Parties entered into the DIP Credit Agreement. On April 3, 2019, the conditions precedent to closing were satisfied and the Partnership made an initial borrowing of $30.0 million of DIP New Money Loans and $55.0 million of DIP LC Loans and the Existing Letters of Credit were deemed issued under the DIP Credit Agreement.

On May 7, 2019, the Bankruptcy Court entered the Final Order approving the DIP Facilities and allowing the Borrower to draw down on the remaining commitments with respect to the DIP Term Loans and to refinance the Rolled-Up Loans with the DIP Roll-Up Loans. On May 9, 2019, we borrowed the remaining $42.5 million of DIP New Money Loans.

Borrowings of DIP New Money Loans bear interest, at the option of the Partnership, at a rate per annum equal to the Alternate Base Rate (as defined in the DIP Credit Agreement) plus 9.00% or the Adjusted LIBO Rate (as defined in the DIP Credit Agreement) plus 10.00%. DIP LC Loans bear interest at the Alternate Base Rate plus 9.00%, and DIP Roll-Up Loans will bear interest at the Alternate Base Rate plus 5.25%. Upon the occurrence and continuation of an event of default under the DIP Credit Agreement, the interest rate will increase by 2.00% per annum.

All borrowings under the DIP Facilities will mature on the date that is the earliest to occur of: (i) October 1, 2019 (provided that such date may be extended with the consent of DIP Lenders holding a majority of DIP Loans and unused commitments by an additional ninety days subject to certain conditions, including the payment of an extension premium of 1.00% of then outstanding DIP Loans of the consenting DIP Lenders); (ii) the effective date of any chapter 11 plan of the Debtors; (iii) the date on which all or substantially all of the assets of the Debtors are sold in a sale under a chapter 11 plan or pursuant to Section 363 of the Bankruptcy Code; and (iv) the acceleration of the maturity of the DIP Loans upon the occurrence of any event of default.

Use of Proceeds

The proceeds of the DIP Loans may be used in accordance with the DIP Credit Agreement to (i) finance working capital and general corporate purposes of the Partnership and its subsidiaries (including to conduct a sale process pursuant to Section 363 of the Bankruptcy Code and to pay professional fees approved by the Bankruptcy Court) in accordance with a budget approved by the Required DIP Lenders (subject to permitted variances); (ii) deem to cancel and reissue the Existing Letters of Credit and the Rolled-Up Loans; (iii) pay for certain transaction costs, fees and expenses of the DIP Agent and the DIP Lenders; (iv) make adequate protection payments pursuant to Inter Order and the Final Order; and (v) pay for certain other costs and expenses of administering the Chapter 11 Cases.

Priority and Collateral

The obligations under the DIP Facilities are secured by a superpriority lien on substantially all of the assets of each DIP Loan Party pursuant to the Guaranty and Collateral Agreement and the DIP Orders, having the priorities set forth in the Final Order.

Affirmative and Negative Covenants

The DIP Credit Agreement provides for certain affirmative and negative covenants applicable to the DIP Loan Parties that are customary for debtor-in-possession facilities of this type, including affirmative covenants requiring reporting by the Partnership in the form of rolling 13-week cash flow forecasts, together with a reasonably detailed written explanation of all material variances from the budget, and negative covenants restricting the ability of the Debtors to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions.

Events of Default

The DIP Credit Agreement contains certain events of default that are customary for debtor-in-possession facilities of this type, including: (i) non-payment of principal, interest or other amounts when due; (ii) breaches of representations and warranties; (iii) breaches of covenants in the DIP Credit Agreement or other loan documents; (iv) cross-defaults under other post-petition indebtedness; (v) conversion of the Chapter 11 Cases to a Chapter 7 case; (vi) appointment of a trustee, examiner or receiver in the Chapter 11 Cases; and (vii) the Final Order is not entered by the Bankruptcy Court within 40 days of the Petition Date.

Delisting of Common Units

See Note 1 “Organization and Description of the Business - Delisting of Common Units” for a detailed description of the delisting of our common units from the NYSE, the subsequent moves to the OTCQX Tier of the OTC Marketplace and to the OTC Pink.
14. SUPPLEMENTAL INFORMATION

Supplemental Cash Flow Information (in thousands)

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures:
Cash paid for interest	$2,088	$8,809
Supplemental disclosures of non-cash investing and financing activities:
Accounts payable related to capital expenditures	2,250	2,062
Finance and capital lease obligations	148	95
Class B Convertible unit in-kind distributions	76	542

Capitalization of Interest Cost

We capitalize interest on projects during their construction period. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is depreciated over the estimated useful life of the asset constructed. We incurred the following interest costs (in thousands):

	Three Months Ended March 31,
	2019	2018
Total interest costs	$11,682	$10,095
Capitalized interest included in property, plant and equipment, net	(213)	(85)
Interest expense	$11,469	$10,010

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q ("Form 10-Q") are "forward-looking" statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions, or future conditional verbs such as "may," "will," "should," "would" and "could." In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, are also forward-looking statements. These forward-looking statements involve external risks and uncertainties, including, but not limited to, those described under the section entitled “Risk Factors” included in our 2018 Annual Report on Form 10-K.

Forward-looking statements reflect management’s current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

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

•	our ability to maintain compliance with debt covenants and meet debt service obligations associated with DIP Financing;

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

•
the failure of Frio LaSalle Pipeline, L.P. (“Frio”), an affiliate of Southcross Holdings LP (“Holdings”), to perform under existing contracts with us may have a material adverse impact on our business, financial position, and results of operations;

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

Southcross Holdings LP, a Delaware limited partnership (“Holdings”) indirectly owns 100% of Southcross Energy Partners GP, LLC, a Delaware limited liability company, our general partner (“General Partner”) (and therefore controls us), all of our subordinated and Class B convertible units (the "Class B Convertible Units") and currently owns 54.4% of our common units. Our General Partner owns an approximate 2.0% interest in us and all of our incentive distribution rights. EIG Global Energy Partners, LLC (“EIG”) and Tailwater Capital LLC (“Tailwater”) (collectively, the “Sponsors”) each indirectly own approximately one-third of Holdings, and a group of Holdings' former term loan lenders own the remaining one-third of Holdings. However, as a result of the Chapter 11 Cases (see below), Holdings lost control over the Partnership’s operations when the Debtors submitted to the jurisdiction of the Bankruptcy Court on April 1, 2019. Accordingly, on April 1, 2019, the Partnership’s assets, liabilities, unitholders’ equity (deficit) were deconsolidated from the Holdings financial statements. See Note 1 to our condensed consolidated financial statements.
Chapter 11 Cases

On April 1, 2019 (the "Petition Date"), the Partnership, our General Partner, and certain of the Partnership’s subsidiaries, including, Southcross Energy Finance Corp., Southcross Energy Operating, LLC, Southcross Energy GP LLC, Southcross Energy LP LLC, Southcross Gathering Ltd., Southcross CCNG Gathering Ltd., Southcross CCNG Transmission Ltd., Southcross Marketing Company Ltd., Southcross NGL Pipeline Ltd., Southcross Midstream Services, L.P., Southcross Mississippi Industrial Gas Sales, L.P., Southcross Mississippi Pipeline, L.P., Southcross Gulf Coast Transmission Ltd., Southcross Mississippi Gathering, L.P., Southcross Delta Pipeline LLC, Southcross Alabama Pipeline LLC, Southcross Nueces Pipelines LLC, Southcross Processing LLC, FL Rich Gas Services GP, LLC, FL Rich Gas Services, LP, FL Rich Gas Utility GP, LLC, FL Rich Gas Utility, LP, Southcross Transmission, LP, T2 EF Cogeneration Holdings, LLC, and T2 EF Cogeneration LLC (collectively the “Filing Subsidiaries” and, together with the Partnership and General Partner, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United

States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly administered under the caption In re Southcross Energy Partners, L.P., Case No. 19-10702 (the “Chapter 11 Cases”) pursuant to Rule1015(b) of the Federal Rules of Bankruptcy Procedure and the Order Directing Joint Administration of Chapter 11 Cases entered by the Bankruptcy Court on April 2, 2019. We will continue to operate our businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Bankruptcy Court has entered orders approving a variety of first-day relief designed primarily to minimize the impact of the Chapter 11 Cases on our operations, customers and employees, including authorizing post-petition financing. We expect to continue our operations without interruption during the pendency of the Chapter 11 Cases.
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
On the Petition Date, the Debtors filed a motion with the Bankruptcy Court seeking approval of the DIP Facilities (as defined in Note 1 to our consolidated financial statements). On April 2, 2019, the Bankruptcy Court entered an interim order (the “Interim Order”) authorizing the Debtors (the “DIP Loan Parties”) to enter into the DIP Facilities. The Interim Order allowed the DIP Loan Parties to access immediately up to $85.0 million under the DIP Facilities and refinance the their obligations outstanding under prepetition letters of credit (the “Existing Letters of Credit”). However, both the DIP Facilities and the refinancing of such letters of credit and of certain term loans outstanding under the Term Loan Agreement remained subject to entry of a final order by the Bankruptcy Court (the “Final Order” and, together with the Interim Order, the “DIP Orders”).
Pursuant to the Interim Order, on April 3, 2019, the DIP Loan Parties entered into the DIP Credit Agreement (as defined in Note 1 to our consolidated financial statements). On April 3, 2019, the conditions precedent to closing were satisfied and the Partnership made an initial borrowing of $30.0 million of DIP New Money Loans (as defined in Note 1 to our consolidated financial statements) and $55.0 million of DIP LC Loans (as defined in Note 1 to our consolidated financial statements) and the Existing Letters of Credit were deemed issued under the DIP Credit Agreement.
On May 7, 2019, the Bankruptcy Court entered the Final Order approving the DIP Facilities and allowing the Borrower to draw down on the remaining commitments with respect to the DIP Term Loans and to refinance the Rolled-Up Loans (as defined in Note 1 to our consolidated financial statements) with the DIP Roll-Up Loans (as defined in Note 1 to our consolidated financial statements). On May 9, 2019, we borrowed the remaining $42.5 million of DIP New Money Loans.
Borrowings of DIP New Money Loans bear interest, at the option of the Partnership, at a rate per annum equal to the Alternate Base Rate (as defined in the DIP Credit Agreement) plus 9.00% or the Adjusted LIBO Rate (as defined in the DIP Credit Agreement) plus 10.00%. DIP LC Loans bear interest at the Alternate Base Rate plus 9.00%, and DIP Roll-Up Loans will bear interest at the Alternate Base Rate plus 5.25%. Upon the occurrence and continuation of an event of default under the DIP Credit Agreement, the interest rate will increase by 2.00% per annum.

All borrowings under the DIP Facilities will mature on the date that is the earliest to occur of: (i) October 1, 2019 (provided that such date may be extended with the consent of DIP Lenders holding a majority of DIP Loans and unused commitments (the “Required DIP Lenders”) by an additional ninety days subject to certain conditions, including the payment of an extension premium of 1.00% of then outstanding DIP Loans of the consenting DIP Lenders); (ii) the effective date of any chapter 11 plan of the Debtors; (iii) the date on which all or substantially all of the assets of the Debtors are sold in a sale under a chapter 11 plan or pursuant to Section 363 of the Bankruptcy Code; and (iv) the acceleration of the maturity of the DIP Loans upon the occurrence of any event of default.

We continue to engage in discussions with our creditors regarding the terms of a financial restructuring plan. In conjunction with this process, we are exploring potential strategic alternatives to maximize value for the benefit of our stakeholders, which may include a sale of certain or substantially all of our assets under Section 363 of the Bankruptcy Code, a plan of reorganization to equitize certain indebtedness as an alternative to the sale process, or a combination thereof.

For the duration of the of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to significant risks and uncertainties associated with Chapter 11 Cases. As a result of these significant risks and uncertainties, our assets, liabilities, unitholders’ equity (deficit), officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in these financial statements may not accurately reflect our operations, properties and capital plans following the Chapter 11 Cases. See further discussion of the Chapter 11 Cases in Note 1 to our consolidated financial statements.

Delisting of Common Units from NYSE

On February 27, 2019, the New York Stock Exchange (“NYSE”) notified the Partnership that the staff of NYSE Regulation, Inc. (the “NYSE Regulation”) had determined to commence proceedings to delist our common units. The NYSE Regulation reached its decision to delist our common units pursuant to Rule 802.01C of the NYSE’s Listed Company Manual, as the Partnership’s unit price had fallen below the NYSE’s continued listing standard with average closing price of less than $1.00 over a consecutive 30 trading-day period and the Partnership failed to cure this non-compliance within the required timeframe. The NYSE also suspended trading after the market close on the NYSE on February 27, 2019.

Effective February 28, 2019, our common units commenced trading on the OTCQX Marketplace under the ticker symbol "SXEEQ". On March 20, 2019, the NYSE filed with the SEC a notification of removal from listing and registration on Form 25 to delist our common units and terminate the registration of our common units under Section 12(b) of the Securities Exchange Act of 1934. The delisting became effective on April 1, 2019.

On April 1, 2019, the Partnership was notified by the OTC Markets Group Inc. that our common units, ticker: “SXEEQ”, was being removed from the OTCQX tier of the OTC Marketplace and downgraded to the OTC Pink, effective April 1, 2019. The Partnership was informed that the foregoing decision was made by the OTC Markets Group Inc. in light of the Chapter 11 Cases.
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

In connection with the execution of the Fifth Amendment, on December 29, 2016, the Partnership entered into (i) an Investment Agreement (the "Investment Agreement") with Holdings and Wells Fargo Bank, N.A., (ii) a Backstop Agreement (the "Backstop Agreement") with Holdings, Wells Fargo Bank, N.A. and the Sponsors and (iii) a First Amendment to Equity Cure Contribution Agreement (the "Equity Cure Contribution Amendment") with Holdings. Pursuant to the Equity Cure Contribution Amendment, on December 29, 2016, Holdings contributed $17.0 million to us in exchange for 11,486,486 common units. The proceeds of the $17.0 million contribution were used to pay down the outstanding balance under the Third A&R Revolving Credit Agreement and for general corporate purposes. In addition, on January 2, 2018, we notified Holdings that a Full Investment Trigger (as defined in the Investment Agreement) occurred on December 31, 2017. Pursuant to the Backstop Agreement, on January 2, 2018, Holdings delivered a Backstop Demand (as defined in the Investment Agreement) for each Sponsor to fund their respective pro rata portions of the Sponsor Shortfall Amount (as defined in the Investment Agreement) of $15.0 million in accordance with the Backstop Agreement. As consideration for the amount provided directly to us by the Sponsors pursuant to the Backstop Agreement, we issued to the Sponsors senior unsecured notes of the Partnership in an aggregate principal amount of $15.0 million (each, an “Investment Note” and collectively, the “Investment Notes”). Prior to the commencement of the Chapter 11 Cases, the Investment Notes were scheduled to mature on November 5, 2019 and bore interest at a rate of 12.5% per annum. Interest on the Investment Notes was to be paid in kind (other than with respect to interest payable (i) on or after the maturity date, (ii) in connection with prepayment, or (iii) upon acceleration of the Investment Note, which was to be payable in cash); provided that all interest was to be payable in cash on or after December 31, 2018. The Investment Notes are the unsecured obligation of the Partnership subordinate in right of payment to any of our secured obligations under the Third A&R Revolving Credit Agreement and Term Loan Agreement with Wilmington Trust, National Association, UBS Securities LLC and Barclays Bank PLC and a syndicate of lenders (the “Term Loan Agreement” and, together with the Third A&R Revolving Credit Agreement, the “Senior Credit Facilities”).

On July 29, 2018, we terminated the Merger Agreement (as defined in Note 1 to our condensed consolidated financial statements), since the transactions contemplated by the Merger Agreement were not completed on or prior to June 15, 2018. As previously disclosed, under the Merger Agreement, we were to merge with and into Merger Sub, with the Partnership surviving the merger as a wholly owned subsidiary of AMID.

On August 10, 2018, we entered into the sixth amendment (the “Sixth Amendment”) to the Third A&R Revolving Credit Agreement which, among other things, reduced the Consolidated Interest Coverage Ratio from 1.50 to 1.00 to 1.25 to 1.00 for the period ending on June 30, 2018. See Note 6 to our consolidated financial statements.

During management's ongoing assessment of the Partnership's financial forecast, the Holdings GP Board and the Partnership GP Board, together with our management, determined that in the then current corporate capital structure and absent continued access to equity cures from our Sponsors or a significant equity infusion from a third party, or absent additional amendments to its Third A&R Revolving Credit Agreement (which was scheduled to mature on August 4, 2019) or waivers of the March 31, 2019 requirement to comply with the Consolidated Total Leverage Ratio and minimum Adjusted EBITDA (both as defined in the Fifth Amendment) and Consolidated Interest Coverage Ratio (as defined in the Sixth Amendment), the Partnership was not expected to be able to comply with such financial covenants, which would have triggered an event of default under the Senior Credit Facilities. As a result of the Partnership’s expected inability to comply with its financial covenants within the twelve months from the issuance of this Form 10-Q, together with the maturity date of the Third A&R Revolving Credit Agreement being in less than twelve months, management determined that there are conditions and events that raise substantial doubt about the Partnership’s ability to continue as a going concern.

In March 2019, in light of (a) the August 4, 2019 maturity of the Third A&R Revolving Credit Agreement, (b) the impending non-compliance with our Consolidated Total Leverage Ratio, minimum Adjusted EBITDA and Consolidated Senior Secured Leverage Ratio (each as defined in the Fifth Amendment - see Note 5 to our consolidated financial statements) at March 31, 2019 that would result in an event of default under the Senior Credit Facilities, (c) our non-compliance with our minimum Adjusted EBITDA and Consolidated Interest Coverage Ratio as of December 31, 2018 (see Note 5 to our consolidated financial statements); and (d) the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion on our consolidated financial statements in our 2018 Annual Form 10-K, which constitutes an event of default under the Senior Credit Facilities, we elected not to make the approximately $7.4 million interest payment on our Term Loan that was due on March 29, 2019, as well as the $1.1 million amortization payment on our Term Loan related to the period ending March 31, 2019. While were in discussions with our creditors, those discussions did not produce an agreement prior to the Petition Date that would enable us to address effectively, in a holistic manner, the impending issues adversely impacting our business.

Distribution Suspension

The Partnership GP Board suspended paying a quarterly distribution with respect to the fourth quarter of 2015 and every subsequent quarter of 2016, 2017, 2018 and the first quarter of 2019 to conserve any excess cash for the operation of our business and due to restrictions imposed by our debt instruments. See Notes 1 and 2 to our condensed consolidated financial statements. Further, as a result of the commencement of the Chapter 11 Cases, all distributions have been stayed.

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

Operations and Maintenance Expense — Our management seeks to maximize the profitability of our operations in part by controlling, to the extent appropriate, expenses directly tied to operating and maintaining our assets. Direct labor costs, insurance costs, ad valorem and property taxes, repair and non-capitalized maintenance costs, integrity management costs, utilities and contract services comprise the most significant portion of our operations and maintenance expense. These expenses are relatively stable and largely independent of volumes delivered through our systems, but may fluctuate depending on the activities performed during a specific period.
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

Reconciliations of Non-GAAP Financial Measures

Subsequent to the issuance of the March 31, 2018 interim financial statements, the Partnership identified an error in the accounts receivable - affiliates and revenues financial statement line items related to the reconciliation of residue imbalances between the Partnership and Holdings. As a result, the Partnership corrected previously reported amounts for the respective period as indicated in the table above. The correction resulted in a decrease to revenue and adjusted EBITDA for the three months ended March 31, 2018. The Partnership has assessed this error and determined it to be not material to our financial statements. All prior period amounts have been adjusted.

The following table presents reconciliations of net cash provided by operating activities to net loss, Adjusted EBITDA and distributable cash flow (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(7,676)	$(915)
Add (deduct):
Depreciation and amortization	(12,238)	(17,856)
Unit-based compensation	—	(65)
Amortization of deferred financing costs, original issuance discount and PIK interest	(1,389)	(1,275)
Unrealized gain (loss) on financial instruments	(10)	5
Equity in losses of joint venture investments	(2,657)	(3,136)
Other, net	63	63
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	(20,854)	(8,229)
Prepaid expenses and other current assets	11,604	7,225
Other non-current assets	6,946	65
Accounts payable and accrued liabilities, including affiliates	10,407	11,274
Other liabilities	(11,902)	(5,386)
Net loss	$(27,706)	$(18,230)
Add (deduct):
Depreciation and amortization	$12,238	$17,856
Interest expense	11,469	10,010
Revenue deferral adjustment	(104)	(104)
Unit-based compensation	—	65
Fees related to Chapter 11 bankruptcy proceedings	6,740	—
Transaction-related costs	—	620
Equity in losses of joint venture investments	2,657	3,136
Other, net	3,129	330
Adjusted EBITDA	$8,423	$13,683
Cash interest, net of capitalized costs	(2,088)	(9,158)
Maintenance capital expenditures	(1,845)	(885)
Distributable cash flow	$4,490	$3,640

Subsequent to the issuance of the March 31, 2018 interim financial statements, the Partnership identified an error in the accounts receivable - affiliates and revenues financial statement line items related to the reconciliation of residue imbalances between the Partnership and Holdings. As a result, the Partnership corrected previously reported amounts for the respective period as indicated in the table above. The correction resulted in a decrease to revenue and adjusted EBITDA for the three months ended March 31, 2018. The Partnership has assessed this error and determined it to be not material to our financial statements. All prior period amounts have been adjusted.

Three Months Ended
March 31,
2018
Revenues, as previously reported	$156,630
Effect of error	(1,393)
Revenues, as corrected	155,237

Net loss, as previously reported	(16,837)
Effect of error	(1,393)
Net loss, as corrected	(18,230)

Trade accounts receivable, including affiliates, as previously reported on the condensed consolidated statements of cash flows	6,836
Effect of error	1,393
Trade accounts receivable, including affiliates, as corrected on the condensed consolidated statements of cash flows	8,229

Adjusted EBITDA, as previously reported	15,076
Effect of error	(1,393)
Adjusted EBITDA, as corrected	13,683

Basic and diluted net loss per common unit, as originally reported	(0.21)
Effect of error	(0.02)
Basic and diluted net loss per common unit, as corrected	(0.23)

Basic and diluted net loss per subordinated unit, as originally reported	(0.21)
Effect of error	(0.02)
Basic and diluted net loss per subordinated unit, as corrected	(0.23)

Results of Operations

Subsequent to the issuance of the March 31, 2018 interim financial statements, the Partnership identified an error in the accounts receivable - affiliates and revenues financial statement line items related to the reconciliation of residue imbalances between the Partnership and Holdings. As a result, the Partnership corrected previously reported amounts for the respective period as indicated in the table above. The correction resulted in a decrease to revenue and adjusted EBITDA for the three months ended March 31, 2018. The Partnership has assessed this error and determined it to be not material to our financial statements. All prior period amounts have been adjusted.

The following table summarizes our results of operations (in thousands, except operating data):

	Three Months Ended March 31,
	2019	2018
Revenues:
Revenues	$110,204	$103,861
Revenues - affiliates	11,724	51,376
Total revenues	121,928	155,237
Expenses:
Cost of natural gas and liquids sold	92,532	123,517
Operations and maintenance	14,818	13,973
Depreciation and amortization	12,238	17,856
General and administrative	15,920	4,975
Total expenses	135,508	160,321

Loss from operations	(13,580)	(5,084)
Other expense:
Equity in losses of joint venture investments	(2,657)	(3,136)
Interest expense	(11,469)	(10,010)
Total other expense	(14,126)	(13,146)
Net loss	$(27,706)	$(18,230)

Other financial data:
Adjusted EBITDA	$8,423	$13,683

Maintenance capital expenditures	$1,845	$885
Growth capital expenditures	$517	$2,538

Operating data:
Average volume of processed gas (MMcf/d)	263	234
Average volume of NGLs produced (Bbls/d)	29,930	28,524
Average daily throughput Mississippi/Alabama (MMcf/d)	158	198

Realized prices on natural gas volumes ($/Mcf)	$3.14	$3.26
Realized prices on NGL volumes ($/gal)	0.47	0.53

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Volume and overview.  Processed gas volumes increased 29 MMcf/d, or 12%, to 263 MMcf/d during the three months ended March 31, 2019, compared to 234 MMcf/d during the three months ended March 31, 2018. This increase in processed gas volumes is due primarily to higher volumes from producers during the three months ended March 31, 2019, as well as the record cold temperatures that occurred in January 2018.

NGLs produced at our processing plants for the three months ended March 31, 2019 averaged 29,930 Bbls/d, an increase of 5%, or 1,406 Bbls/d, compared to 28,524 Bbls/d for the three months ended March 31, 2018. The increase in NGLs produced is due primarily to the increase in processed gas volumes and higher ethane recoveries at our processing plants.

Revenues.  Our total revenues for the three months ended March 31, 2019 decreased $33.3 million, or 21%, to $121.9 million from $155.2 million for the three months ended March 31, 2018. This decrease was due primarily to a decrease in realized prices in natural gas.

Cost of natural gas and NGLs sold.  Our cost of natural gas and NGLs sold for the three months ended March 31, 2019 was $92.5 million, compared to $123.5 million for the three months ended March 31, 2018. This decrease of $31.0 million, or 25%, was due primarily to lower natural gas prices compared to the same period in 2018.

Operations and maintenance expenses.  Operations and maintenance expenses for the three months ended March 31, 2019 were $14.8 million, compared to $14.0 million for the three months ended March 31, 2018 for an increase of $0.8 million, or 6%. This increase was due primarily to an increase in employee labor related expenses of $1.3 million for the three months ended March 31, 2019

General and administrative expenses.  General and administrative expenses for the three months ended March 31, 2019 were $15.9 million, compared to $5.0 million for the three months ended March 31, 2018. This increase of $10.9 million, or 218%, is due primarily to expenses associated with our Chapter 11 bankruptcy proceedings during the three months ended March 31, 2019.

Depreciation and amortization expenses.  Depreciation and amortization expense for the three months ended March 31, 2019 was $12.2 million, compared to $17.9 million for the three months ended March 31, 2018. This decrease of $5.7 million, or 32%, is due primarily to asset impairment charges recorded on our South Texas and Mississippi asset groups due to the Robstown Purchase agreement.

Equity in losses of joint venture investments.  Our share of losses incurred by joint venture investments was $2.7 million and $3.1 million for the three months ended March 31, 2019 and March 31, 2018, respectively. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization.

Interest expense.  For the three months ended March 31, 2019, interest expense was $11.5 million, compared to $10.0 million for the three months ended March 31, 2018. This increase of $1.5 million was due primarily to higher interest rates on borrowings and PIK interest paid to Holdings.

Liquidity and Capital Resources
Sources of Liquidity
Historically, our primary sources of liquidity has been cash generated from operations, cash raised through issuances of additional debt securities and borrowings under our Senior Credit Facilities (as defined in Note 5 to our consolidated financial statements). Our primary cash requirements consist of operating and maintenance and general and administrative expenses, growth and maintenance capital expenditures to sustain existing operations or generate additional revenues, interest payments on outstanding debt and purchases and construction of new assets. Our ability to issue additional indebtedness or access the capital markets may be substantially limited or nonexistent during the Chapter 11 Cases and will require court approval. Accordingly, our liquidity will depend mainly on cash generated from operating activities and available funds under our DIP Financing. Factors that could impact our liquidity, capital resources and capital commitments include the following:

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

Recent events affecting liquidity

Our liquidity and ability to maintain compliance with debt covenants have been negatively impacted by our levels of indebtedness. Despite our significant efforts to improve our financial condition, we have continued to face increasing liquidity concerns. Due to liquidity constraints and restrictions and limitations on our ability to pay interest in cash, common units or additional indebtedness, we did not make our interest payment on our Term Loan of $7.4 million that was due on March 29, 2019, as well as the $1.1 million amortization payment on our Term Loan related to the period ending March 31, 2019.

On April 1, 2019, Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Bankruptcy Court has entered orders approving a variety of first-day relief designed primarily to minimize the impact of the Chapter 11

Cases on our operations, customers and employees. Our capital budget for 2019 is limited in order to preserve our liquidity during the pendency of the bankruptcy process. We will continue to operate our businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We expect to incur significant costs associated with the bankruptcy process, including legal, financial and restructuring advisors to the Partnership and certain of our creditors. Our ability to obtain confirmation of a successful plan of reorganization in a timely manner is critical to ensuring our liquidity is sufficient during the bankruptcy process.

For the duration of the of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to significant risks and uncertainties associated with Chapter 11 Cases. As a result of these significant risks and uncertainties, our assets, liabilities, unitholders’ equity (deficit), officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in these financial statements may not accurately reflect our operations, properties and capital plans following the Chapter 11 Cases. See further discussion of the Chapter 11 Cases in Notes 1 and 13 to our condensed consolidated financial statements.

The following table presents information relating to our liquidity and outstanding debt as of December 31, 2018 and March 31, 2019:

Our outstanding debt and related information at December 31, 2018 and March 31, 2019 is as follows (in thousands):

	As of
	March 31,	December 31,
	2019	2018
Revolving credit facility due 2019	$81,124	$81,124
Term loans due 2021	429,141	429,141
Senior unsecured notes payable due 2019	17,383	16,867
Original issuance discount on term loans due 2021	(735)	(814)
Total long-term debt (including current portion)	526,913	526,318
Current portion of long-term debt	(522,512)	(521,123)
Debt issuance costs	(4,401)	(5,195)
Total long-term debt	$—	$—

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

On the Petition Date, the Debtors filed a motion with the Bankruptcy Court seeking approval of the DIP Facilities. On April 2, 2019, the Bankruptcy Court entered the Interim Order authorizing the DIP Loan Parties to enter into the DIP Facilities. The Interim Order allowed the DIP Loan Parties to access immediately up to $85.0 million under the DIP Facilities and refinance the their obligations outstanding under the Existing Letters of Credit. However, both the DIP Facilities and the refinancing of such letters of credit and of certain term loans outstanding under the Term Loan Agreement remained subject to entry of the Final Order by the Bankruptcy Court.

Pursuant to the Interim Order, on April 3, 2019, the DIP Loan Parties entered into the DIP Credit Agreement.

On May 7, 2019, the Bankruptcy Court entered the Final Order approving the DIP Facilities and allowing the Borrower to draw down on the remaining commitments with respect to the DIP Term Loans and to refinance the Rolled-Up Loans with the DIP Roll-Up Loans. On May 9, 2019, we borrowed the remaining $42.5 million of DIP New Money Loans.

Borrowings of DIP New Money Loans bear interest, at the option of the Partnership, at a rate per annum equal to the Alternate Base Rate (as defined in the DIP Credit Agreement) plus 9.00% or the Adjusted LIBO Rate (as defined in the DIP Credit Agreement) plus 10.00%. DIP LC Loans bear interest at the Alternate Base Rate plus 9.00%, and DIP Roll-Up Loans will bear interest at the Alternate Base Rate plus 5.25%. Upon the occurrence and continuation of an event of default under the DIP Credit Agreement, the interest rate will increase by 2.00% per annum.

All borrowings under the DIP Facilities will mature on the date that is the earliest to occur of: (i) October 1, 2019 (provided that such date may be extended with the consent of DIP Lenders holding a majority of DIP Loans and unused commitments by an additional ninety days subject to certain conditions, including the payment of an extension premium of 1.00% of then outstanding DIP Loans of the consenting DIP Lenders); (ii) the effective date of any chapter 11 plan of the Debtors; (iii) the date on which all or substantially all of the assets of the Debtors are sold in a sale under a chapter 11 plan or pursuant to Section 363 of the Bankruptcy Code; and (iv) the acceleration of the maturity of the DIP Loans upon the occurrence of any event of default.
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

•	maintenance capital expenditures, which are capital expenditures that are not considered growth capital expenditures.

The following table summarizes our capital expenditures (in thousands):

	Three Months Ended March 31,
	2019	2018
Maintenance capital expenditures	$1,845	$885
Growth capital expenditures	517	2,538
Capital expenditures	$2,362	$3,423

Our growth capital expenditures during the three months ended March 31, 2019 and 2018, primarily related to projects to connect new production of Y-grade supply to our assets, and management’s election to restart the Bonnie View fractionation facility during the third quarter of 2018.

Cash Flows

The following table provides a summary of our cash flows by category (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(7,676)	$(915)
Net cash used in investing activities	(2,238)	(3,406)
Net cash provided by (used in) financing activities	(170)	2,116

Operating cash flows — Net cash used in operating activities was $7.7 million for the three months ended March 31, 2019, compared to cash used in operating activities of $0.9 million for the three months ended March 31, 2018. The increase in cash used in operating activities of $6.8 million was due primarily to the timing of payments from working capital during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Investing cash flows — Net cash used in investing activities for the three months ended March 31, 2019 was $2.2 million, compared to net cash used in investing activities of $3.4 million for the three months ended March 31, 2018. The decrease of $1.2 million used in investing activities during three months ended March 31, 2019 was due primarily to lower capital expenditures of $2.4 million as compared to $3.4 million during the three months ended March 31, 2018.

Financing cash flows — Net cash used in financing activities for the three months ended March 31, 2019 was $0.2 million, compared to net cash provided by financing activities of $2.1 million for the three months ended March 31, 2018. The increase of cash used in financing activities of $2.3 million was due primarily to the $15.0 million of borrowings contributed by the Sponsors in exchange for the Investment Notes, offset by paydowns of $12.5 million on our Term Loan and Credit Facility during the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

For discussion on specific recent accounting pronouncements affecting us, please see Note 1 to our unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies are consistent with those described in our 2018 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our interest rate risk and commodity price, market and credit risks are discussed in our 2018 Annual Report on Form 10-
K and there have been no material changes in those exposures from December 31, 2018 to March 31, 2019.

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

Internal control over financial reporting.  There were no changes in our system of internal control over financial reporting (as defined in Rule 13a—15(f) or Rule 15d—15(f) of the Exchange Act) during the first quarter of 2019 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 6 to our condensed consolidated financial statements in Item 1 for information on legal proceedings in which we are involved.

Item 1A. Risk Factors.

Other than with respect to the risk factors set forth below, our Risk Factors are consistent with those disclosed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K.

We are dependent on a non-Chapter 11 debtor affiliate for a substantial portion of our business. If that affiliate fails to honor its contractual obligations, our business, financial condition and results of operations will be materially adversely affected.

We are dependent on our non-Chapter 11 debtor corporate affiliate, Frio LaSalle Pipeline, L.P. (“Frio”), which is an affiliate of Southcross Holdings LP (“Holdings”), for a substantial portion of our business. Frio supplies our Debtor subsidiary, FL Rich Gas Services, LP (“FL Rich”) with natural gas and makes payments to FL Rich in accordance with certain contracts whereby FL Rich provides Frio with gas processing, treatment, transportation and other services.  Frio has received cash infusions from other non-Chapter 11 debtor affiliates in the past in order to fulfill its obligations.  Frio has indicated to us that it may be unable or unwilling to continue to perform under its existing contracts with FL Rich, and there can be no assurance that

Frio has or will have sufficient assets, income or access to financing to satisfy its obligations to FL Rich. In the event that Frio files for bankruptcy, it may assume or reject its contracts with FL Rich. In the event that Frio rejects any of those contracts, FL Rich’s ability to recover on account of any liability resulting from Frio’s default will be limited by the amount and value of Frio’s assets and income and other obligations.  In the event that Frio rejects any of these contractual obligations, and Frio does not have the financial resources to meet its contractual obligations to FL Rich, FL Rich will evaluate legal avenues to seek recovery from Frio affiliates, including its parent company Holdings. The failure of Frio to fulfill its contractual obligations to FL Rich, whether as a result of a bankruptcy filing or otherwise, will materially and adversely impact our business, financial position, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed in Note 2 to our condensed consolidated financial statements, on February 7, 2019, we issued Class B PIK Units (as defined in Note 2) to the holder of the Class B Convertible Units as a paid-in-kind distribution attributable to the quarter ended December 31, 2018. In connection with the issuance of the Class B PIK Units, our General Partner made a capital contribution in exchange for the issuance of 7,019 general partner units to maintain its 2.0% ownership interest in us.

The general partner units were issued in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The issuance was not effected using any form of general advertising or general solicitation. Our General Partner represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

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

SOUTHCROSS ENERGY PARTNERS, L.P.

		By:	Southcross Energy Partners GP, LLC, its general partner

Date:	May 15, 2019	By:	/s/ JAMES W. SWENT III
James W. Swent III
President, Chief Executive Officer and Chairman of the Board

EXHIBIT INDEX
Exhibit
Number	Description
10.1
Senior Secured Superpriority Priming Debtor-in-Possession Credit Agreement, dated as of April  3, 2019, among Southcross Energy Partners, L.P., a Debtor and a Debtor-in-Possession, as Borrower, Wilmington Trust, National Association, as DIP Agent, the Issuing Banks party thereto, and the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 10, 2019)

10.2
Second Amendment to Term Loan Credit Agreement, dated as of March 31, 2019, among Southcross Energy Partners, L.P., certain of its subsidiaries and the lenders party thereto. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 10, 2019)

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