Form 10-Q
period 2019-06-30
Southcross Energy Partners, L.P.
filed 2019-08-23
CIK 1547638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 9, 2019, the registrant has 48,694,891 common units outstanding, 12,213,713 subordinated units outstanding and 19,996,781 Class B Convertible Units outstanding. Our common units trade on the OTC Pink under the symbol “SXEEQ.”

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

Southcross Energy Partners, L.P.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUTHCROSS ENERGY PARTNERS, L.P.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$29,557	$11,707
Restricted cash	55,000	—
Trade accounts receivable	40,279	53,941
Accounts receivable - affiliates	—	5,980
Prepaid expenses	3,183	3,521
Other current assets	22,278	8,212
Total current assets	150,297	83,361

Property, plant and equipment, net	381,162	427,021
Investments in joint ventures	92,237	96,980
Other assets	8,128	3,090
Total assets	$631,824	$610,452

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$32,367	$60,825
Accounts payable - affiliates	1,010	288
Current portion of long-term debt	254,231	521,123
Other current liabilities	3,902	15,309
Total current liabilities	291,510	597,545

Other non-current liabilities	153	16,715
Total liabilities not subject to compromise	291,663	614,260
Liabilities subject to compromise (Note 2)	443,118	—
Total liabilities	734,781	614,260

Commitments and contingencies (Note 7)

Partners' capital (deficit):
Common units (48,694,891 and 48,686,215 units outstanding as of June 30, 2019 and December 31, 2018, respectively)	—	—
Class B Convertible units (19,996,781 and 19,652,831 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	—	9,393
Subordinated units (12,213,713 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	—	—
General partner interest	(102,957)	(13,201)
Total partners' deficit	(102,957)	(3,808)
Total liabilities and partners' deficit	$631,824	$610,452

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Revenues	$85,134	$78,343	$195,338	$182,204
Revenues - affiliates	11,401	58,429	23,125	109,805
Total revenues (Note 11)	96,535	136,772	218,463	292,009

Expenses:
Cost of natural gas and liquids sold	67,275	104,411	159,807	227,928
Operations and maintenance	16,239	14,376	31,057	28,349
Depreciation and amortization	8,512	17,906	20,750	35,762
General and administrative	12,392	4,941	28,312	9,916
Impairment of assets	26,619	—	26,619	—
Gain on sale of assets	—	(553)	—	(553)
Total expenses	131,037	141,081	266,545	301,402

Loss from operations	(34,502)	(4,309)	(48,082)	(9,393)
Other expense:
Equity in losses of joint venture investments	(2,514)	(3,152)	(5,171)	(6,288)
Interest expense	(15,933)	(11,095)	(27,402)	(21,105)
Total other expense	(18,447)	(14,247)	(32,573)	(27,393)
Loss before reorganization items	(52,949)	(18,556)	(80,655)	(36,786)
Reorganization items (Note 2)	(18,490)	—	(18,490)	—
Loss before income tax expense	(71,439)	(18,556)	(99,145)	(36,786)
Income tax expense	(4)	—	(4)	—
Net loss	$(71,443)	$(18,556)	$(99,149)	$(36,786)
General partner unit in-kind distribution	—	(11)	—	(22)
Net loss attributable to partners	$(71,443)	$(18,567)	$(99,149)	$(36,808)

Earnings per unit:
Net loss allocated to limited partner common units	$—	$(11,101)	$—	$(22,050)
Weighted average number of limited partner common units outstanding	48,682	48,637	48,682	48,632
Basic and diluted loss per common unit	$—	$(0.23)	$—	$(0.45)

Net loss allocated to limited partner subordinated units	$—	$(1,369)	$—	$(4,118)
Weighted average number of limited partner subordinated units outstanding	12,214	12,214	12,214	12,214
Basic and diluted loss per subordinated unit	$—	$(0.11)	$—	$(0.34)

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(99,149)	$(36,786)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,750	35,762
Unit-based compensation	—	170
Amortization of deferred financing costs, original issuance discount and PIK interest	2,902	2,770
Gain on sale of assets	—	(553)
Unrealized loss (gain) on financial instruments	11	(1)
Equity in losses of joint venture investments	5,171	6,288
Impairment of assets	26,619	—
Non-cash reorganization items (Note 2)	8,893	—
Other, net	(126)	(126)
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	19,641	7,545
Prepaid expenses and other current assets	(19,020)	(7,123)
Other non-current assets	3	535
Accounts payable and accrued liabilities, including affiliates	(17,258)	(10,352)
Other liabilities	4,386	4,664
Net cash provided by (used in) operating activities	(47,177)	2,793
Cash flows from investing activities:
Capital expenditures	(4,546)	(7,619)
Aid in construction receipts	1,475	(7)
Net proceeds from sales of assets	1,065	108
Investment contributions to joint venture investments	(428)	(222)
Net cash used in investing activities	(2,434)	(7,740)
Cash flows from financing activities:
Borrowings under our senior unsecured note	—	15,000
Borrowings under our DIP financing facility (Note 6)	127,500	—
Borrowings under our DIP roll-up loans (Note 6)	127,500	—
Repayments under our credit facility	—	(11,431)
Repayments under our term loan agreement	(127,500)	(2,128)
Repayments under our DIP financing facility	(938)	—
Payments on finance and capital lease obligations	(342)	(293)
Financing costs	(3,758)	(256)
Tax withholdings on unit-based compensation vested units	(1)	(8)
Net cash provided by financing activities	122,461	884

Net increase (decrease) in cash, cash equivalents and restricted cash	72,850	(4,063)
Cash, cash equivalents and restricted cash — Beginning of period	11,707	5,218
Cash, cash equivalents and restricted cash — End of period	$84,557	$1,155

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	Partners' Capital (Deficit)
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Total
BALANCE - December 31, 2018	$—	$9,393	$—	$(13,201)	$(3,808)
Net loss	—	(9,393)	—	(18,313)	(27,706)
BALANCE - March 31, 2019	$—	$—	$—	$(31,514)	$(31,514)
Net loss	—	—	—	(71,443)	(71,443)
BALANCE - June 30, 2019	$—	$—	$—	$(102,957)	$(102,957)

	Partners' Capital
	Limited Partners
	Common	Class B Convertible	Subordinated	General Partner	Total
BALANCE - December 31, 2017	$215,146	$266,725	$8,302	$9,393	$499,566
Net loss	(10,949)	(4,167)	(2,749)	(365)	(18,230)
Unit-based compensation on long-term incentive plan	65	—	—	—	65
Tax withholdings on unit-based compensation vested units	(8)	—	—	—	(8)
Contributions from general partner	—	—	—	2	2
General partner unit in-kind distribution	(7)	(2)	(2)	11	—
Class B Convertible unit in-kind distribution	(422)	542	(106)	(14)	—
BALANCE - March 31, 2018	$203,825	$263,098	$5,445	$9,027	$481,395
Net loss	(11,101)	(5,716)	(1,369)	(370)	(18,556)
Unit-based compensation on long-term incentive plan	105	—	—	—	105
General partner unit in-kind distribution	(6)	(4)	(1)	11	—
Class B Convertible unit in-kind distribution	(415)	533	(104)	(14)	—
BALANCE - June 30, 2018	$192,408	$257,911	$3,971	$8,654	$462,944

See accompanying notes.

SOUTHCROSS ENERGY PARTNERS, L.P.
(DEBTOR-IN-POSSESSION)
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

As of March 31, 2019, Southcross Holdings LP, a Delaware limited partnership (“Holdings”), indirectly owned 100% of Southcross Energy Partners GP, LLC, a Delaware limited liability company and our General Partner (“General Partner”) (and therefore controlled us), all of our subordinated and Class B convertible units and 54.4% of our common units. Our General Partner owns an approximate 2.0% interest in us and all of our incentive distribution rights. EIG Global Energy Partners, LLC (“EIG”) and Tailwater Capital LLC (“Tailwater”) (collectively, the “Sponsors”) each indirectly own approximately one-third of Holdings, and a group of consolidated lenders under Holdings' term loan (the "Lenders") own the remaining one-third of Holdings. However, as a result of the Chapter 11 Cases (defined below), Holdings lost control over the Partnership’s operations when the Debtors (defined below) submitted to the jurisdiction of the Bankruptcy Court on April 1, 2019. See Note 2.

Chapter 11 Cases and Going Concern Assessment

On April 1, 2019 (the "Petition Date"), the Partnership, our General Partner, and certain of the Partnership’s subsidiaries, including, Southcross Energy Finance Corp., Southcross Energy Operating, LLC, Southcross Energy GP LLC, Southcross Energy LP LLC, Southcross Gathering Ltd., Southcross CCNG Gathering Ltd., Southcross CCNG Transmission Ltd., Southcross Marketing Company Ltd., Southcross NGL Pipeline Ltd., Southcross Midstream Services, L.P., Southcross Mississippi Industrial Gas Sales, L.P., Southcross Mississippi Pipeline, L.P., Southcross Gulf Coast Transmission Ltd., Southcross Mississippi Gathering, L.P., Southcross Delta Pipeline LLC, Southcross Alabama Pipeline LLC, Southcross Nueces Pipelines LLC, Southcross Processing LLC, FL Rich Gas Services GP, LLC, FL Rich Gas Services, LP, FL Rich Gas Utility GP, LLC, FL Rich Gas Utility, LP, Southcross Transmission, LP, T2 EF Cogeneration Holdings, LLC, and T2 EF Cogeneration LLC (collectively the “Filing Subsidiaries” and, together with the Partnership and General Partner, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly administered under the caption In re Southcross Energy Partners, L.P., Case No. 19-10702 (the “Chapter 11 Cases”) pursuant to Rule1015(b) of the Federal Rules of Bankruptcy Procedure and the Order Directing Joint Administration of Chapter 11 Cases entered by the Bankruptcy Court on April 2, 2019. We will continue to operate our businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Bankruptcy Court entered orders approving a variety of first-day relief designed primarily to minimize the impact of the Chapter 11 Cases on our operations, customers and employees, including authorizing post-petition financing. We expect to continue our operations without interruption during the pendency of the Chapter 11 Cases.

For the duration of the of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to significant risks and uncertainties associated with Chapter 11 Cases. As a result of these significant risks and uncertainties, we expect our assets, liabilities, partners’ capital (deficit), officers and/or directors will be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this quarterly report on Form 10-Q may not accurately reflect our operations, properties and capital plans following the Chapter 11 Cases.

We have not reached an agreement with our creditors for a plan of reorganization and continue to engage in discussions regarding the terms of a financial restructuring plan. In conjunction with this process, we are exploring potential strategic alternatives to maximize value for the benefit of our stakeholders, which include a sale of certain or substantially all of our assets under Section 363 of the Bankruptcy Code, a plan of reorganization to equitize certain indebtedness as an alternative to the sale process, or a combination thereof. Therefore, the outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon numerous factors, some of which are outside of our control (including actions of the Bankruptcy Court and our creditors). The significant risks and uncertainties related to our liquidity and the Chapter 11 Cases described above raise substantial doubt about our ability to continue as a going concern. These condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.

Chapter 11 Filing Impact on Creditors and Unitholders
We have filed schedules and statements of financial affairs with the Bankruptcy Court setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements of financial affairs may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the July 19, 2019 deadline for general claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated, reconciled and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently asserted.

Under the priority requirements established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition and post-petition liabilities to creditors must be satisfied in full before the holders of our existing common units are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery for creditors, if any, will not be determined until confirmation and implementation of a plan of reorganization. The outcome of the Chapter 11 Cases remains uncertain at this time and, as a result, we cannot accurately estimate the amounts or value of distributions that creditors may receive. We believe it is highly likely that our existing common units will be canceled at the conclusion of our Chapter 11 Cases and the holders of our existing common units will be entitled to little recovery, if any.
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

On August 19, 2019, the Successor Agent Agreement and Seventh Amendment to the Third Amended and Restated Revolving Credit Agreement (the "Seventh Amendment") became effective, pursuant to which Wells Fargo Bank, N.A. resigned as administrative agent under the Third A&R Revolving Credit Agreement and was succeeded by Wilmington Trust, National Association.

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
Pursuant to the Interim Order, on April 3, 2019, the Loan Parties entered into a Senior Secured Superpriority Priming Debtor-In-Possession Credit Agreement as amended by that certain First Amendment to Senior Secured Superpriority Priming Debtor-in-Possession Credit Agreement, dated as of May 20, 2019, and as further amended by that certain Second Amendment to Senior Secured Superpriority Priming Debtor-in-Possession Credit Agreement, dated as of June 12, 2019 (the “DIP Credit Agreement”) governing the terms of the DIP Facilities with the lenders party thereto (the “DIP Lenders”), Wells Fargo Bank, N.A., Royal Bank of Canada and UBS AG as issuing banks (the “DIP L/C Issuers”) and Wilmington Trust, National Association, as the administrative agent and the collateral agent thereunder (the “DIP Agent”). On April 3, 2019, the conditions precedent to closing were satisfied and the Partnership made an initial borrowing of $30.0 million of DIP New Money Loans and $55.0 million of DIP LC Loans and the Existing Letters of Credit were deemed issued under the DIP Credit Agreement. Subsequent borrowings and issuances of new letters of credit under the DIP Credit Agreement are also subject to the satisfaction of additional specified conditions precedent. The $55.0 million of the proceeds from the DIP LC Loans is considered restricted cash and is included in the restricted cash line items within our consolidated balance sheet as of June 30, 2019.
On May 7, 2019, the Bankruptcy Court entered the Final Order approving the DIP Facilities and allowing the Borrower to draw down on the remaining commitments with respect to the DIP Term Loans and to refinance the Rolled-Up Loans with the DIP Roll-Up Loans. On May 9, 2019, we borrowed the remaining $42.5 million of DIP New Money Loans and made a payment of $127.5 million to our term loans outstanding under the Term Loan Agreement.
Sale of Assets
Since the Debtors formally retained Evercore Group L.L.C. (“Evercore”) on March 12, 2019, Evercore and the Debtors have run an extensive marketing process for the potential sale (the “Sale”) of all or substantially all of the Debtors’ assets (the “Assets”) under Section 363 of the Bankruptcy Code. To effectuate the Sale, Evercore and the Debtors have contacted numerous potential purchasers, the Debtors have executed non-disclosure agreements with a significant number of such parties, and Evercore has provided additional details to these parties, including access to confidential diligence materials.
On May 22, 2019, the Debtors filed with the Bankruptcy Court the Motion of Debtors for Entry of Orders (i)(a) Approving Bidding Procedures for Sale of Debtors’ Assets, (b) Authorizing the Selection of a Stalking Horse Bidder, the initial Bidder selected by the Partnership to make the first Bid on the Partnership’s remaining assets (the “Stalking Horse Bidder”), (c) Approving Bid Protections, (d) Scheduling Auction for, and Hearing To Approve, Sale of Debtors’ Assets, (e) Approving Form and Manner of Notices of Sale, Auction, and Sale Hearing, (f) Approving Assumption and Assignment Procedures, and (g)

Granting Related Relief and (ii)(a) Approving Sale of Debtors’ Assets Free and Clear of Liens, Claims, Interests, and Encumbrances, (b) Authorizing Assumption and Assignment of Executory Contracts and Unexpired Leases, and (c) Granting Related Relief [D.I. 225] (the “Bidding Procedures Motion”).
On June 13, 2019, the Bankruptcy Court entered an order approving the Bidding Procedures Motion [D.I. 324] (the“Bidding Procedures Order”). Pursuant to the Bidding Procedures Order, the Debtors intend to sell all of their right, title and interest in and to the Assets free and clear of any pledges, liens, security interests, encumbrances, claims, charges, options, and interests thereon (collectively, the “Interests”) to the maximum extent permitted by section 363 of the Bankruptcy Code, with such Interests to attach to the net proceeds of the sale of the Assets with the same validity and priority as such Interests applied against the Assets. The deadline for the submission of bids that satisfy the requirements of the Bidding Procedures Order (each a “Qualified Bid,” and those parties who submit a Qualified Bid, each a “Qualified Bidder”) was July 24, 2019 at 6:00 p.m. (prevailing Eastern Time) (the “Bid Deadline”).
In the event that the Debtors timely receive more than one Qualified Bid, the Debtors shall conduct an auction (the “Auction”) for the Assets. The Auction shall be in accordance with the procedures outlined in the Bidding Procedures Order and upon notice to all Qualified Bidders that have submitted Qualified Bids. The Auction shall be conducted on September 3, 2019 at 10:00 a.m. (prevailing Eastern Time) or such later time as the Debtors shall notify all relevant parties. If (a) no Qualified Bids are submitted by the Bid Deadline other than a Qualified Bid that shall serve as the minimum bid for the Assets or any lot thereof (a “Stalking Horse Bid”), (b) only one Qualified Bid that is not a Stalking Horse Bid is submitted by the Bid Deadline, or (c) only one or more bids for less than all or substantially all of the Debtors’ assets (each a “Partial Bid”) are submitted by the Bid Deadline for non-overlapping lots of the Assets, the Debtors may in their discretion (in consultation with certain parties) elect to cancel the Auction and seek approval of the transactions contemplated in the Stalking Horse Bid, the Qualified Bid which is not a Stalking Horse Bid, or the transactions in respect of the Partial Bids at the hearing to consider and approve the Sale (the “Sale Hearing”).

Prior to the conclusion of the Auction, the Debtors shall (in consultation with certain parties) (a) review and evaluate each bid made at the Auction on the basis of financial and contractual terms and other factors relevant to the sale process, including those factors affecting the speed and certainty of consummating the Sale, (b) determine and identify the highest or otherwise best offer or collection of offers (the “Successful Bid(s)”), (c) determine and identify the next highest or otherwise best offer or collection of offers (the “Alternate Bid(s)”), and (d) notify all Qualified Bidders participating in the Auction, prior to its adjournment, of (i) the identity of the party or parties that submitted the Successful Bid(s) (the “Successful Bidder(s)”), (ii) the amount and other material terms of the Successful Bid(s), (iii) the identity of the party or parties that submitted the Alternate Bid(s), and (iv) the amount and other material terms of the Alternate Bid(s).

The Sale Hearing will be held on September 18, 2019 at 10:30 a.m. (prevailing Eastern Time) before the Honorable Judge Mary F. Walrath, in the United States Bankruptcy Court for the District of Delaware, 824 N. Market St., Wilmington, Delaware 19801. The Sale Hearing may be adjourned by the Debtors (with the consent of the certain parties) by an announcement of the adjourned date at a hearing before the Bankruptcy Court or by filing a notice on the Bankruptcy Court’s docket. At the Sale Hearing, the Debtors will seek the Bankruptcy Court’s approval of the Successful Bid(s) and, at the Debtors’ election (in consultation with certain parties), the Alternate Bid(s).

The Debtors’ presentation to the Bankruptcy Court of the Successful Bid(s) and Alternate Bid(s) will not constitute the Debtors’ acceptance of such bid(s), which acceptance will only occur upon approval of such bid(s) by the Bankruptcy Court. Following the Bankruptcy Court’s entry of the order approving any Sale, the Debtors and the Successful Bidder(s) shall proceed to consummate the transaction(s) contemplated by the Successful Bid(s).

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Partnership and the Filing Subsidiaries may assume, assume and assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and fulfillment of certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a breach as of the petition date of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Partnership and the Filing Subsidiaries of performing their future obligations under such executory contract or unexpired lease but may give rise to a general unsecured claim against us or the applicable Filing Subsidiaries for damages caused by such rejection. The assumption of an executory contract or unexpired lease generally requires the Partnership and the Filing Subsidiaries to cure existing monetary or other defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Any description of the treatment of an executory contract or unexpired lease with the Partnership or any of the Filing Subsidiaries, including any description of the obligations under any such executory contract or unexpired lease, is qualified by and subject to any rights we have with respect to executory contracts and unexpired leases under the Bankruptcy Code. See further discussion regarding the Chapter 11 Cases in Note 2.

Reorganization Expenses

The Debtors have incurred and will continue to incur significant costs associated with the reorganization throughout 2019, principally professional fees. The amount of these costs, which are being expensed as incurred, are expected to affect our results of operations significantly.

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

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Chapter 11 Cases raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements and related notes do not include any adjustments related to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities or any other adjustments that would be required should we be unable to continue as a going concern. See further discussion regarding the Chapter 11 Cases in Note 2.

Basis of Presentation

We prepared this report under the rules and regulations of the Securities Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by GAAP and should be read in conjunction with our 2018 Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018, are unaudited and have been prepared on the same basis as the audited financial statements included in our 2018 Annual Report on Form 10-K. However, on January 1, 2019, the Partnership adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), using the modified retrospective method.

Accounting during Bankruptcy

We have applied the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, in the preparation of these condensed consolidated financial statements. For periods subsequent to the Chapter 11 Cases, ASC 852 requires the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded as “Reorganization items” on the condensed consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the condensed consolidated balance sheet as of June 30, 2019 as “Liabilities subject to compromise”. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, which may differ from the ultimate settlement amounts. Accordingly, our condensed consolidated financial statements for the three and six months ended June 30, 2019 have been prepared in accordance with ASC 852. Adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations and financial position have been included herein. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

Significant Accounting Policies

During the six months ended June 30, 2019, the Partnership adopted ASC 842 (as described below) and began to apply accounting standards applicable to reorganizations, ASC 852, which are applicable to companies under Chapter 11 bankruptcy protection (see Note 2). As a result, there was a change to our significant accounting policies described in Note 1 of our 2018 Annual Report on Form 10-K.

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
Upon adoption of this standard, we recognized right-of-use asset recorded within other assets of approximately $7.7 million and corresponding liabilities recorded within other current and non-current liabilities of approximately $2.3 million and $5.4 million on our condensed consolidated balance sheet at January 1, 2019. See Note 7 for additional information on our lease policies.

Recent Accounting Pronouncements

Accounting standard-setting organizations frequently issue new or revised accounting pronouncements. We review and evaluate new pronouncements and existing pronouncements to determine their impact, if any, on our condensed consolidated financial statements. We are evaluating the impact of each pronouncement on our condensed consolidated financial statements.

Correction of Error

As previously disclosed in our 2018 Annual Report on Form 10-K, subsequent to the issuance of the June 30, 2018 interim financial statements, the Partnership identified an error in the accounts receivable - affiliates and revenues financial statement line items related to the reconciliation of residue imbalances between the Partnership and Holdings. As a result, the Partnership corrected previously reported amounts for the respective periods as indicated in the table below. The correction resulted in a decrease to revenue for the three and six months ended June 30, 2018. The Partnership has assessed this error and determined it to be not material to our financial statements. The following table explains the effects of the error for the three and six months ended June 30, 2018 (in thousands, except unit and per unit data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
Revenues, as previously reported	$137,420	$294,050
Effect of error	(648)	(2,041)
Revenues, as corrected	136,772	292,009

Net loss, as previously reported	(17,908)	(34,745)
Effect of error	(648)	(2,041)
Net loss, as corrected	(18,556)	(36,786)

Trade accounts receivable, including affiliates, as previously reported on the condensed consolidated statements of cash flows (1)	—	5,504
Effect of error (1)	—	2,041
Trade accounts receivable, including affiliates, as corrected on the condensed consolidated statements of cash flows (1)	—	7,545

Basic and diluted net loss per common unit, as originally reported	(0.22)	(0.43)
Effect of error	(0.01)	(0.02)
Basic and diluted net loss per common unit, as corrected	(0.23)	(0.45)

Basic and diluted net loss per subordinated unit, as originally reported	(0.22)	(0.43)
Effect of error	0.11	0.09
Basic and diluted net loss per subordinated unit, as corrected	(0.11)	(0.34)

(1)	The Partnership does not present the condensed consolidated statements of cash flows for the three months Ended June 30, 2018.

2. BANKRUPTCY FILING

Chapter 11 Cases

On April 1, 2019, the Partnership, our General Partner and the Filing Subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 Cases are being jointly administered under the caption In re Southcross Energy Partners, L.P., Case No. 19-10702 pursuant to Rule1015(b) of the Federal Rules of Bankruptcy Procedure and the Order Directing Joint Administration of Chapter 11 Cases entered by the Bankruptcy Court on April 2, 2019. The Bankruptcy Court entered orders approving a variety of first-day relief designed primarily to minimize the impact of the Chapter 11 Cases on our operations, customers and employees, including authorizing post-petition financing. We will continue to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See Note 1 “Organization and Description of the Business - Chapter 11 Cases” for a detailed description of the Chapter 11 Cases.

Significant Bankruptcy Court Actions
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

Pursuant to the Interim Order, on April 3, 2019, the DIP Loan Parties entered into the DIP Credit Agreement. On April 3, 2019, the conditions precedent to closing were satisfied and the Partnership made an initial borrowing of $30.0 million of DIP New Money Loans and $55.0 million of DIP LC Loans and the Existing Letters of Credit were deemed issued under the DIP Credit Agreement. The $55.0 million of the proceeds from the DIP LC Loans is considered restricted cash and is included in the restricted cash line items within our consolidated balance sheet as of June 30, 2019.

On May 7, 2019, the Bankruptcy Court entered the Final Order approving the DIP Facilities and allowing the Borrower to draw down on the remaining commitments with respect to the DIP Term Loans and to refinance the Rolled-Up Loans with the DIP Roll-Up Loans. On May 9, 2019, we borrowed the remaining $42.5 million of DIP New Money Loans and made a payment of $127.5 million to our term loans outstanding under the Term Loan Agreement.

On May 22, 2019, the Debtors filed with the Bankruptcy Court the Bidding Procedures Motion. On June 13, 2019, the Bankruptcy Court entered an order approving the Bidding Procedures Motion.

Debtor-In-Possession Financing
See Note 6 for further discussion of the DIP Facilities, which provide up to $127.5 million in debtor-in-possession financing.

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

On August 19, 2019, the Successor Agent Agreement and Seventh Amendment to the Third Amended and Restated Revolving Credit Agreement (the "Seventh Amendment") became effective, pursuant to which Wells Fargo Bank, N.A. resigned as administrative agent under the Third A&R Revolving Credit Agreement and was succeeded by Wilmington Trust, National Association.
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
Sale Process
Since the Debtors formally retained Evercore Group L.L.C. on March 12, 2019, Evercore and the Debtors have run an extensive marketing process for the potential sale of all or substantially all of the Debtors’ assets under Section 363 of the Bankruptcy Code. To effectuate the Sale, Evercore and the Debtors have contacted numerous potential purchasers, the Debtors have executed non-disclosure agreements with a significant number of such parties, and Evercore has provided additional details to these parties, including access to confidential diligence materials.
On May 22, 2019, the Debtors filed with the Bankruptcy Court the Motion of Debtors for Entry of Orders (i)(a) Approving Bidding Procedures for Sale of Debtors’ Assets, (b) Authorizing the Selection of a Stalking Horse Bidder, (c) Approving Bid Protections, (d) Scheduling Auction for, and Hearing To Approve, Sale of Debtors’ Assets, (e) Approving Form and Manner of Notices of Sale, Auction, and Sale Hearing, (f) Approving Assumption and Assignment Procedures, and (g) Granting Related Relief and (ii)(a) Approving Sale of Debtors’ Assets Free and Clear of Liens, Claims, Interests, and Encumbrances, (b) Authorizing Assumption and Assignment of Executory Contracts and Unexpired Leases, and (c) Granting Related Relief [D.I. 225].
On June 13, 2019, the Bankruptcy Court entered an order approving the Bidding Procedures Motion [D.I. 324]. Pursuant to the Bidding Procedures Order, the Debtors intend to sell all of their right, title and interest in and to the Assets free and clear of any pledges, liens, security interests, encumbrances, claims, charges, options, and interests thereon to the maximum extent permitted by section 363 of the Bankruptcy Code, with such Interests to attach to the net proceeds of the sale of the Assets with the same validity and priority as such Interests applied against the Assets. The deadline for the submission of bids that satisfies the requirements of the Bidding Procedures Order was July 24, 2019 at 6:00 p.m. (prevailing Eastern Time).
In the event that the Debtors timely receive more than one Qualified Bid, the Debtors shall conduct an auction for the Assets. The Auction shall be in accordance with the procedures outlined in the Bidding Procedures Order and upon notice to all Qualified Bidders that have submitted Qualified Bids. The Auction shall be conducted on September 3, 2019 at 10:00 a.m. (prevailing Eastern Time) or such later time as the Debtors shall notify all relevant parties. If (a) no Qualified Bids are submitted by the Bid Deadline other than a Qualified Bid that shall serve as the minimum bid for the Assets or any lot thereof, (b) only one Qualified Bid that is not a Stalking Horse Bid is submitted by the Bid Deadline, or (c) only one or more bids for less than all or substantially all of the Debtors’ assets are submitted by the Bid Deadline for non-overlapping lots of the Assets, the Debtors may in their discretion (in consultation with certain parties) elect to cancel the Auction and seek approval of the transactions contemplated in the Stalking Horse Bid, the Qualified Bid which is not a Stalking Horse Bid, or the transactions in respect of the Partial Bids at the hearing to consider and approve the Sale.

Prior to the conclusion of the Auction, the Debtors shall (in consultation with certain parties) (a) review and evaluate each bid made at the Auction on the basis of financial and contractual terms and other factors relevant to the sale process, including those factors affecting the speed and certainty of consummating the Sale, (b) determine and identify the highest or otherwise best offer or collection of offers, (c) determine and identify the next highest or otherwise best offer or collection of offers, and (d) notify all Qualified Bidders participating in the Auction, prior to its adjournment, of (i) the identity of the party or parties that submitted the Successful Bid(s), (ii) the amount and other material terms of the Successful Bid(s), (iii) the identity of the party or parties that submitted the Alternate Bid(s), and (iv) the amount and other material terms of the Alternate Bid(s).

The Sale Hearing will be held on September 18, 2019 at 10:30 a.m. (prevailing Eastern Time) before the Honorable Judge Mary F. Walrath, in the United States Bankruptcy Court for the District of Delaware, 824 N. Market St., Wilmington, Delaware 19801. The Sale Hearing may be adjourned by the Debtors (with the consent of the certain parties) by an announcement of the adjourned date at a hearing before the Bankruptcy Court or by filing a notice on the Bankruptcy Court’s docket. At the Sale Hearing, the Debtors will seek the Bankruptcy Court’s approval of the Successful Bid(s) and, at the Debtors’ election (in consultation with certain parties), the Alternate Bid(s).

The Debtors’ presentation to the Bankruptcy Court of the Successful Bid(s) and Alternate Bid(s) will not constitute the Debtors’ acceptance of such bid(s), which acceptance will only occur upon approval of such bid(s) by the Bankruptcy Court. Following the Bankruptcy Court’s entry of the order approving any Sale, the Debtors and the Successful Bidder(s) shall proceed to consummate the transaction(s) contemplated by the Successful Bid(s).

Schedules and Statements of Financial Affairs - Claims & Claims Resolution Process

To the best of our knowledge, after making reasonable efforts, we have notified all of our known current or potential creditors that the Debtors have filed Chapter 11 cases. On June 12, 2019 each of the Debtors filed their respective Schedules of Assets and Liabilities (the “Schedules”) and Statements of Financial Affairs (the “Statements”) (collectively, the “Schedules and Statements”) with the Bankruptcy Court. These documents set forth, among other things, the assets and liabilities of each of the Debtors, the unexpired leases of the Debtors, including executory contracts to which each of the Debtors is a party, are subject to the qualifications and assumptions included therein, and are subject to amendment or modification as our Chapter 11 Cases proceed. The Schedules and Statements may be subject to further amendment or modification after filing. Many of the claims identified in the Schedules and Statements are listed as disputed, contingent or unliquidated.

Pursuant to the Federal Rules of Bankruptcy Procedure, creditors who wish to assert prepetition claims against us and whose claim (i) is not listed in the Schedules and Statements or (ii) is listed in the Schedules and Statements as disputed, contingent, or unliquidated, must file a proof of claim with the Bankruptcy Court prior to the bar date set by the court. The bar dates are July 19, 2019, for non-governmental creditors, and September 30, 2019, for governmental creditors.

As of August 9, 2019, approximately 545 claims totaling $500.6 million have been filed with the Bankruptcy Court against the Debtors by approximately 160 claimants. We expect additional claims to be filed prior to the bar dates. In addition, creditors who have already filed claims may amend or modify their claims in ways we cannot reasonably predict. The amounts of these additional claims and/or amendments or modifications to claims already filed may be material. We anticipate the claims filed against the Debtors in the Chapter 11 Cases will be numerous. We expect the process of resolving claims filed against the Debtors to be complex and lengthy. We plan to investigate and evaluate all filed claims in connection with the Chapter 11 Cases. As part of the process, we will work to resolve differences in amounts scheduled by the Debtors and the amounts claimed by creditors, including through the filing of objections with the Bankruptcy Court where necessary. Accordingly, the ultimate number and amount of claims that will be allowed against the Debtors is not presently known, nor can the ultimate recovery with respect to allowed claims be reasonably estimated.

Financial Reporting in Reorganization

Effective on the Petition Date, the Partnership began to apply accounting standards applicable to reorganizations, which are applicable to companies under Chapter 11 bankruptcy protection. The accounting standards require the financial statements for periods subsequent to the Petition Date to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings must be recorded separately as a “Reorganization items, net” line item, in the condensed consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process are to be classified on the condensed consolidated balance sheet as “Liabilities subject to compromise”. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, which may differ from the ultimate settlement amounts. Liabilities subject to compromise are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. Where there is uncertainty about whether a secured claim will be paid or impaired pursuant to the Chapter 11 Cases, the Partnership has classified the entire amount of the claim as liabilities subject to compromise.

Furthermore, these condensed consolidated financial statements contemplate the uncertainty of the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. While operating as debtors-in-possession, certain claims against the Partnership in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Partnership continues business operations as debtors-in-possession. These claims are reflected in the condensed consolidated balance sheets at June 30, 2019 as “Liabilities subject to compromise”. Additional claims (which could be liabilities subject to compromise) may arise after the Petition Date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Partnership and the Filing Subsidiaries as well as efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. As a result, for example, most creditor actions to obtain possession of property from us or any of the Filing Subsidiaries, or to create, perfect or enforce any lien against our property or any of the Filing Subsidiaries, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are stayed.

Liabilities Subject to Compromise

As a result of the filing of the Chapter 11 Cases on April 1, 2019, the payment of pre-petition liabilities is generally subject to compromise pursuant to a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre petition liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court has entered orders approving a variety of first-day relief designed primarily to minimize the impact of the Chapter 11 Cases on our operations, customers and employees, including authorizing post-petition financing. This relief generally was designed to preserve the value of the Partnership’s business and assets. Among other things, the Bankruptcy Court authorized, but did not require, the Partnership to pay certain pre-petition claims relating to employee wages and benefits, taxes, and certain customers.

The accounting standards require pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for different amounts. The amounts currently classified as liabilities subject to compromise are preliminary and may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

The following table summarizes the components of “Liabilities subject to compromise” included on the condensed consolidated balance sheet as of June 30, 2019 (in thousands):

As of June 30, 2019
Current maturities of long-term debt (Note 6)	$407,925
Accounts payable and accrued liabilities	3,176
Deferred revenue	12,751
Lease liabilities	10,054
Other liabilities	9,212
Total liabilities subject to compromise	$443,118

Reorganization Items

The accounting standards require that the condensed consolidated financial statements, for the periods incurred after the Petition Date as a direct result of the Chapter 11 Cases, distinguish transactions and events that are directly associated with the Chapter 11 Cases from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred during the Chapter 11 Cases are recorded in reorganization items, net in the condensed consolidated statements of operations. These costs, which are being expensed as incurred, significantly impact our results of operations. The following table summarized the components included in “Reorganization items” in our condensed consolidated statement of operations for the six months ended June 30, 2019 (in thousands):

Six Months Ended June 30,
2019
Legal and professional fees	$7,616
Write-off of pre-petition deferred financing costs and debt discount (1)	5,136
DIP financing costs	5,738
Total reorganization items	18,490

(1)
Includes a non-cash charge to write off of the unamortized pre-petition debt issuance costs and debt discounts of $5.1 million related to the Term Loan, Revolving Credit Facility and Senior Unsecured Note Payable as these debt instruments are expected to be impacted by the Chapter 11 Cases.

3. NET LOSS PER LIMITED PARTNER UNIT AND DISTRIBUTIONS

Net Loss Per Limited Partner Unit

The following is a reconciliation of net loss attributable to limited partners and the limited partner units used in the basic and diluted earnings per unit calculations for the three and six months ended June 30, 2019 and 2018 (in thousands, except unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(71,443)	$(18,556)	$(99,149)	$(36,786)
General partner unit in-kind distribution	—	(11)	—	(22)
Net loss attributable to partners	$(71,443)	$(18,567)	$(99,149)	$(36,808)

General partner's interest(1)	$(71,443)	$(381)	$(89,756)	$(757)
Class B Convertible limited partner interest(1)	—	(5,716)	(9,393)	(9,883)
Limited partners' interest(1)
Common	$—	$(11,101)	$—	$(22,050)
Subordinated	—	(1,369)	—	(4,118)

(1)
General Partner's and limited partners’ interests are calculated based on the allocation of net losses for the period, net of the General Partner unit in-kind distributions. The Class B Convertible Unit interest is calculated based on the allocation of only net losses for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
Common Units	2019	2018	2019	2018
Interest in net loss	$—	$(11,101)	$—	$(22,050)
Effect of dilutive units - numerator(1)	—	—	—	—
Dilutive interest in net loss	$—	$(11,101)	$—	$(22,050)

Weighted-average units - basic	48,682,152	48,636,517	48,682,104	48,631,546
Effect of dilutive units - denominator (1)	—	—	—	—
Weighted-average units - dilutive	48,682,152	48,636,517	48,682,104	48,631,546

Basic and diluted net loss per common unit	$—	$(0.23)	$—	$(0.45)

	Three Months Ended June 30,		Six Months Ended June 30,
Subordinated Units	2019	2018	2019	2018
Interest in net income (loss)	$—	$(1,369)	$—	$(4,118)
Effect of dilutive units - numerator(1)	—	—	—	—
Dilutive interest in net income (loss)	$—	$(1,369)	$—	$(4,118)

Weighted-average units - basic	12,213,713	12,213,713	12,213,713	12,213,713
Effect of dilutive units - denominator(1)	—	—	—	—
Weighted-average units - dilutive	12,213,713	12,213,713	12,213,713	12,213,713

Basic and diluted net income (loss) per subordinated unit	$—	$(0.11)	$—	$(0.34)

(1)
Because we had a net loss for all periods for common units and the subordinated units, the effect of the dilutive units would be anti-dilutive to the per unit calculation. Therefore, the weighted average units outstanding are the same for basic and dilutive net loss per unit for those periods. The weighted average units that were not included in the computation of diluted per unit amounts were 77,572 and 231,525 unvested awards granted under the LTIP for the three and six months ended June 30, 2018. As of January 1, 2019, all awards under the LTIP vested. See Note 10.

Cash Distributions

Our agreement of limited partnership (as amended and restated, the “Partnership Agreement”), requires that within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by our General Partner. There is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Beginning with the third quarter of 2014, until such time that we have a distributable cash flow divided by cash distributions ratio (“Distributable Cash Flow Ratio”) of at least 1.0, Holdings, the indirect holder of all of our subordinated units, waived the right to receive distributions on any subordinated units that would cause the Distributable Cash Flow Ratio to be less than 1.0. More importantly, the First Amendment to our Third A&R Revolving Credit Agreement imposed additional restrictions on our ability to declare and pay quarterly cash distributions with respect to our subordinated units. Additionally, we are restricted under the Fifth Amendment from paying a distribution with respect to our common units until our Consolidated Total Leverage Ratio is below 5.0. See Note 6.

In addition to the above mentioned restrictions imposed by our debt instruments, the Partnership GP Board suspended paying a quarterly distribution with respect to the fourth quarter of 2015, every subsequent quarter of 2016, 2017, 2018 and the first and second quarter of 2019 to conserve any excess cash for the operation of our business. Further, all cash distributions have been stayed by the commencement of the Chapter 11 Cases.

Paid In-Kind Distributions

Class B Convertible Units. As of June 30, 2019, the Class B Convertible Units consisted of 19,996,781 of such units including the additional Class B Convertible Units issued in-kind as a distribution (“Class B PIK Units”). The Class B Convertible Units are not participating securities for purposes of the earnings per unit calculation. Commencing with the quarter ended September 30, 2014 and until converted, as long as certain requirements are met, the holders of the Class B Convertible Units will receive quarterly distributions in an amount equal to $0.3257 per unit. These distributions are to be paid quarterly in Class B PIK Units within 45 days after the end of each quarter. Our General Partner was entitled, and has exercised its right, to retain its 2.0% general partner interest in us in connection with the original issuance of the Class B Convertible Units. In connection with future distributions of Class B PIK Units, the General Partner is entitled to a corresponding distribution to maintain its 2.0% general partner interest in us. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions. See Note 8. However, all PIK distributions have been stayed by the commencement of the Chapter 11 Cases.

The following table represents the Class B PIK unit distribution paid on the Class B Convertible Units for the periods ended December 31, 2018 and June 30, 2019 (in thousands, except per unit and in-kind distribution units):

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

•
Level 3—Represents derivative instruments whose fair-value is estimated based on internally developed models and methodologies utilizing significant inputs that are generally less readily observable from market sources. During the fourth quarter of 2018 and second quarter of 2019, we had a non-recurring Level 3 fair-value measurement associated with the impairment of our fixed assets. See Note 5. In certain cases, the inputs used to measure fair-value may fall into different levels of the fair-value hierarchy.

In such cases, the level in the fair-value hierarchy must be determined based on the lowest level input that is significant to the fair-value measurement. An assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair-values based on the short-term nature of these instruments. The fair-value of our Credit Facility (defined in Note 6) approximates its carrying amount due primarily to the variable nature of the interest rate of the instrument and is considered a Level 2 fair-value measurement. As of June 30, 2019, the fair-value of our term loan was $223.8 million and the fair-value of the Investment Notes was $12.6 million, based on recent trading levels and are considered Level 2 fair-value instruments.

Derivative Financial Instruments
Interest Rate Derivative Transactions
We entered into interest rate cap contracts to limit our London Interbank Offered Rate (“LIBOR”) based interest rate risk on the portion of debt hedged at the contracted cap rate. As of June 30, 2019, we have no active interest rate cap contracts. Our interest rate cap position is as follows (in thousands):

				Estimated Fair Value
Notional Amount	Cap Rate	Effective Date	Maturity Date	June 30, 2019
40,000	2.575%	December 31, 2018	June 30, 2019	—
60,000	3.000%	June 30, 2017	June 30, 2019	—
175,000	4.000%	June 30, 2018	June 30, 2019	—
				$—

These interest rate derivatives were not designated as cash flow hedging instruments for accounting purposes and as a result, changes in the fair-value are recognized in interest expense immediately.

The fair-value of our interest rate derivative transactions is determined based on a discounted cash flow method using contractual terms of the transactions. The floating coupon rate is based on observable rates consistent with the frequency of the interest cash flows. We have elected to present our interest rate derivatives net in the balance sheets. There was no effect of offsetting in the balance sheets as of June 30, 2019 or December 31, 2018.

The fair-values of our interest rate derivative transactions were as follows (in thousands):

	Significant Other Observable Inputs (Level 2)
	Fair-Value Measurement as of
	June 30, 2019	December 31, 2018
Current interest rate derivative assets	$—	$11
Total interest rate derivatives	$—	$11

The realized and unrealized amounts recognized in interest expense associated with derivatives were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Realized loss (gain) on interest rate derivatives	$1	$4	$11	$(1)

5. LONG-LIVED ASSETS
Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (yrs)	June 30, 2019	December 31, 2018
Pipelines	15-30	$202,500	$224,752
Gas processing, treating and other plants	15	152,962	169,899
Compressors	5-15	14,283	16,058
Rights of way and easements	15	12,646	13,968
Furniture, fixtures and equipment	5	2,357	2,577
Finance lease vehicles	3-5	2,838	2,944
Total property, plant and equipment		387,586	430,198
Accumulated depreciation and amortization		(17,905)	(17,726)
Total		369,681	412,472

Construction in progress		5,987	8,234
Land and other		5,494	6,315
Property, plant and equipment, net		$381,162	$427,021

Depreciation is provided using the straight-line method based on the estimated useful life of each asset. Depreciation expense for the three and six months ended June 30, 2019 was $8.5 million and $20.8 million, respectively, and $17.9 million and $35.8 million for the three and six months ended June 30, 2018, respectively.

In an effort to further our cost-saving initiatives, management elected to idle the Bonnie View fractionation facility (“Bonnie View”) in the second quarter of 2017. As a result, all of our Y-grade product was being sold to Holdings in accordance with our affiliate Y-grade sales agreement and was being fractionated at the Robstown fractionation facility. However, during the fourth quarter of 2018, Holdings and Holdings Borrower completed the sale to EPIC and EPIC Y-Grade Holdings, LP, a subsidiary of EPIC of the Robstown facility and related pipelines, that enables the Robstown facility to receive natural gas liquids from various supply sources and several short pipelines that allow the delivery of fractionated products to Corpus Christi-area markets. Under the terms of the Robstown Purchase Agreement, EPIC assumed all of the NGL purchase and sale agreements associated with Robstown, including those with the Partnership through December 31, 2019. In addition, during the second quarter of 2019, we entered into an operating agreement with EPIC to restart Bonnie View and fractionate the Y-Grade product delivered by EPIC through December 31, 2019. Under the terms of the operating agreement, EPIC will pay a $0.01 per gallon operating expense, reimburse the Partnership all operating and maintenance expenses, and pay a general and administrative expense equal to 15% of total Bonnie View operating and maintenance expense.

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
Following the commencement of the Chapter 11 Cases (as described in Note 1 and Note 2), the Partnership performed recoverability testing of its assets. As a result of such testing, we received evidence that indicated we may not be able to recover the carrying values of our assets. We performed a separate recoverability test of our assets and concluded that the carrying amounts of our long-lived asset groups exceeded the expected future probability-weighted undiscounted cash inflows. We then determined the estimated fair-values of our South Texas, Mississippi, and Alabama asset groups. During the second quarter of 2019, as part of a non-recurring valuation of our long-lived assets, we determined that the fair value of our South Texas asset group was $433.1 million. Therefore, we recorded an asset impairment charge of $26.6 million to our South Texas asset group. This related impairment charge is a non-recurring Level 3 fair-value measurement.
Intangible Assets
Intangible assets of $1.3 million as of June 30, 2019 and December 31, 2018, respectively, represent the unamortized value assigned to long-term supply and gathering contracts. These intangible assets are amortized on a straight-line basis over the 30-year expected useful lives of the contracts through 2041. Amortization expense over the next five years related to intangible assets is not significant.

6. LONG-TERM DEBT

Our outstanding debt and related information at June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019	December 31, 2018
DIP credit facility due 2019 (1)	$126,562	$—
DIP roll-up loans due 2019 (1)	127,500	—
Revolving credit facility due 2019 (2)	81,293	81,124
Term loans due 2021 (2)	309,418	429,141
Senior unsecured notes payable due 2019 (2)	17,383	16,867
Original issuance discount on term loans due 2021	—	(814)
Total long-term debt (including current portion)	662,156	526,318
Liabilities subject to compromise (Note 2) (2)	(407,925)	—
Current portion of long-term debt (1) (3)(4)	(254,231)	(521,123)
Deferred financing costs	—	(5,195)
Total long-term debt	$—	$—

Outstanding letters of credit	$21,663	$27,738
Remaining unused borrowings	$33,337	$6,138

(1)
The DIP Credit Agreement and DIP Roll-Up Loans mature on the date that is the earliest to occur of: (i) October 1, 2019 (provided that such date may be extended with the consent of DIP Lenders holding a majority of DIP Loans and unused commitments by an additional ninety days subject to certain conditions, including the payment of an extension premium of 1.00% of then outstanding DIP Loans of the consenting DIP Lenders); (ii) the effective date of any chapter 11 plan of the Debtors; (iii) the date on which all or substantially all of the assets of the Debtors are sold in a sale under a chapter 11 plan or pursuant to Section 363 of the Bankruptcy Code; and (iv) the acceleration of the maturity of the DIP Loans upon the occurrence of any event of default. As a result, we have classified our DIP Credit Agreement and DIP Roll-Up Loans as current at June 30, 2019.

(2)
Under ASC Topic 852, Reorganizations, as a result of our Chapter 11 Cases, we classified our Term Loan, Revolving Credit Facility and Senior Unsecured Notes Payable as liabilities subject to compromise as of April 1, 2019.

(3)
Under ASC Topic 470, Debt, as a result of our debt covenant violations, we classified our debt under our Term Loan, Revolving Credit Facility and Senior Unsecured Notes Payable, as current at December 31, 2018 and March 31, 2019, respectively. However, as a result of the Chapter 11 Cases, we classified our Term Loan, Revolving Credit Facility and Senior Unsecured Notes Payable as liabilities subject to compromise as of April 1, 2019.

(4)	Includes $126.6 million related to the DIP Credit Agreement, $127.5 million related to the DIP Roll-Up Loans and $0.2 million of PIK interest related to the Revolving Credit Facility.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average interest rate	11.89%	7.27%	10.03%	6.94%
Average outstanding borrowings	$643,239	$530,793	$585,515	$530,793
Maximum borrowings	$662,367	$530,806	$662,367	$532,952

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

DIP Credit Agreement

On April 2, 2019, the Bankruptcy Court entered an interim order authorizing the Debtors to enter into the DIP Facilities. The Interim Order allowed the DIP Loan Parties to access immediately up to $85.0 million under the DIP Facilities and refinance their obligations outstanding under prepetition letters of credit. However, both the DIP Facilities and the refinancing of such letters of credit and of certain term loans outstanding under the Term Loan Agreement remained subject to entry of a final order by the Bankruptcy Court. Pursuant to the Interim Order, on April 3, 2019, the DIP Loan Parties entered into the DIP Credit Agreement. On April 3, 2019, the conditions precedent to closing were satisfied and the Partnership made an initial borrowing of $30.0 million of DIP New Money Loans and $55.0 million of DIP LC Loans and the Existing Letters of Credit were deemed issued under the DIP Credit Agreement. The proceeds of the DIP Loans may be used in accordance with the DIP Credit Agreement to (i) finance working capital and general corporate purposes of the Partnership and its subsidiaries (including to conduct a sale process pursuant to Section 363 of the Bankruptcy Code and to pay professional fees approved by the Bankruptcy Court) in accordance with a budget approved by the Required DIP Lenders (subject to permitted variances); (ii) deem to cancel and reissue the Existing Letters of Credit and the Rolled-Up Loans; (iii) pay for certain transaction costs, fees and expenses of the DIP Agent and the DIP Lenders; (iv) make adequate protection payments pursuant to the Interim Order and the Final Order; and (v) pay for certain other costs and expenses of administering the Chapter 11 Cases. The $55.0 million of the proceeds from the DIP LC Loans is considered restricted cash and is included in the restricted cash line item within our consolidated balance sheet as of June 30, 2019.

On May 7, 2019, the Bankruptcy Court entered the Final Order approving the DIP Facilities and allowed the Borrower to draw down on the remaining commitments with respect to the DIP Term Loans and to refinance the Rolled-Up Loans with the DIP Roll-Up Loans. On May 9, 2019, we borrowed the remaining $42.5 million of DIP New Money Loans and made a payment of $127.5 million to our term loans outstanding under the Term Loan Agreement.

Borrowings of DIP New Money Loans bear interest, at the option of the Partnership, at a rate per annum equal to the Alternate Base Rate (as defined in the DIP Credit Agreement) plus 9.00% or the Adjusted LIBO Rate (as defined in the DIP Credit Agreement) plus 10.00%. DIP LC Loans bear interest at the Alternate Base Rate plus 9.00%, and DIP Roll-Up Loans bear interest at the Alternate Base Rate plus 5.25%. Upon the occurrence and continuation of an event of default under the DIP Credit Agreement, the interest rate will increase by 2.00% per annum.

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

As of June 30, 2019, we were in compliance with all of the covenants under the DIP Credit Agreement. The DIP Credit Agreement contains certain events of default that are customary for debtor-in-possession facilities of this type, including: (i) non-payment of principal, interest or other amounts when due; (ii) breaches of representations and warranties; (iii) breaches of covenants in the DIP Credit Agreement or other loan documents; (iv) cross-defaults under other post-petition indebtedness; (v) conversion of the Chapter 11 Cases to a Chapter 7 case; (vi) appointment of a trustee, examiner or receiver in the Chapter 11 Cases; and (vii) the Final Order is not entered by the Bankruptcy Court within 40 days of the Petition Date.

Term Loan Agreement

The Term Loan Agreement is a $450 million senior secured term loan facility that was scheduled to mature on August 4, 2021. Immediately prior to the commencement of the Chapter 11 Cases, borrowings under our Term Loan Agreement bore interest at LIBOR plus 4.25% or a base rate as defined in the respective credit agreement with a LIBOR floor of 1.00%. The facility also amortized in equal quarterly installments in an aggregate amount equal to 1% of the original principal amount, less any mandatory prepayments (as defined in the Term Loan Agreement), such as the $1.064 million, with the remainder due on the maturity date. The Term Loan Agreement payable included $7.8 million of PIK interest as of June 30, 2019. As a result of the commencement of the Chapter 11 Cases, interest will accrue on all outstanding obligations at the applicable default rate in accordance with the Term Loan Agreement.

In connection with the execution of the DIP Facilities, certain of the Debtors entered into that certain Second Amendment to Term Loan Credit Agreement, dated as of March 31, 2019 (the “Term Loan Amendment”), among such Debtors and the lenders party thereto, in order to clarify the treatment of the “roll up” of certain loans held by the lenders party thereto or affiliates of such lenders. Pursuant to the Term Loan Amendment, among other things, 100% of the proceeds from DIP Roll-Up Loans shall be required to be used by the Debtors to prepay certain of the loans under the Term Loan Agreement (or be deemed to cancel and refinance such loans). On May 9, 2019, we borrowed the $42.5 million of DIP Roll-Up Loans and made a payment of $127.5 million to our term loans outstanding under the Term Loan Agreement.

Senior Unsecured Note

On January 2, 2018, Holdings delivered a Backstop Demand (as defined in the Investment Agreement) for each Sponsor to fund their respective pro rata portions of the Sponsor Shortfall Amount (as defined in the Investment Agreement) of $15.0 million in accordance with the Backstop Agreement. As consideration for the amount contributed directly to us by a Sponsor pursuant to the Backstop Agreement, we issued to the Sponsors senior unsecured notes of the Partnership in an aggregate principal amount of $15.0 million. Prior to the commencement of the Chapter 11 Cases, the Investment Notes were scheduled to mature on November 5, 2019 and bore interest at a rate of 12.5% per annum. Interest on the Investment Note was to be paid-in-kind (“PIK”) (other than with respect to interest payable (i) on or after the maturity date, (ii) in connection with prepayment, or (iii) upon acceleration of the Investment Note, which shall be payable in cash); provided that all interest was to be payable in cash on or after December 31, 2018. The Investment Notes are the unsecured obligation of the Partnership subordinate in right of payment to any of our secured obligations under the Third A&R Revolving Credit Agreement. The senior unsecured note payable included $2.4 million of PIK interest as of June 30, 2019.

The filing of the Chapter 11 Cases described in Notes 1 and 2 constituted an event of default that accelerated our obligations under the Third A&R Revolving Credit Agreement, the Term Loan Agreement and the Investments Notes.
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
Deferred Financing Costs

Deferred financing costs are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included in long-term debt in the balance sheet. Changes in deferred financing costs are as follows (in thousands):

	2019	2018
Deferred financing costs, January 1	$5,195	$8,295
Capitalization of deferred financing costs	—	256
Amortization of deferred financing costs	(794)	(1,777)
Write-off of deferred financing costs (1)	(4,401)	—
Deferred financing costs, June 30	$—	$6,774

(1)	The Partnership incurred a write-off of $4.4 million of deferred financing costs as a result of the Chapter 11 Cases. See Note 2.

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

For a discussion about the Chapter 11 Cases, see Notes 1 and 2.

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

Additionally, in 2016, Lisa Bueno Martinez filed claims against Debtors Southcross Energy Partners, GP, LLC, Southcross Energy Partners, LP, and Southcross NGL Pipeline Ltd., as well as Furmanite Corporation (now known as Furmanite LLC) and certain of its affiliates, Galbraith Contracting, Inc., and other defendants, asserting claims for the death of her alleged common law husband, Jesus Gonzalez, Jr., in connection with the same 2016 pipeline construction project at the Woodsboro facility. The trial court granted summary judgment in the defendants’ favor, but the decision was reversed by the San Antonio Court of Appeal, and the Texas Supreme Court denied review. The case is currently pending and abated in the Texas Supreme Court, in Furmanite America, Inc. et al. v. Lisa Bueno Martinez, Case No. 18-0957.

Southcross Energy Partners GP, LLC and other Debtor affiliates filed claims against Furmanite and Galbraith, seeking defense and indemnity for the claims filed against Southcross, including the above described judgment presently pending appeal, pursuant to respective contracts with Furmanite and Galbraith. Furmanite responded to this claim with its own claim for defense and indemnity for amounts it paid to settle with Henneke, a Southcross employee. The indemnity action was stayed, pending completion of the personal injury claims. Southcross also has been notified by Galbraith Contracting, Inc. that it intends to pursue indemnification claims against Southcross Debtor entities for claims filed against Southcross by a different Southcross employee in the same action as well.

We intend to vigorously pursue indemnity from Galbraith and Furmanite, and otherwise defend vigorously these pending matters and believe we have adequate insurance coverage with respect to these matters.

On May 6, 2019, June 10, 2019, and August 8, 2019, the Bankruptcy Court approved stipulations between the Debtors and all of the parties asserting pending claims against the Debtors, as well as Galbraith Contracting, Inc., in connection with the 2016 pipeline construction project at Woodsboro. The stipulations fully release these parties’ claims against the Debtors and various related entities and individuals, except to the extent of any available insurance coverage, and modify the automatic stay to allow these parties to pursue their asserted claims against the Debtor entities named in their respective actions only to the extent of the available coverage.

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

On January 1, 2019, we adopted the provisions of ASC Topic 842, Leases (Topic 842), which requires us to determine if an arrangement is or contains a lease at inception. Our assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period and (3) whether we have the right to direct the use of the asset. When a lease exists, we record a right-of use asset that represents our right to use the asset over the lease term and a lease liability that represents our obligation to make payments over the lease term. Lease liabilities are recorded at the sum of future lease payments discounted by the discount rate established at the commencement date or that we could obtain to lease a similar asset over a similar period, and right-of-use assets and corresponding lease liabilities are recorded. The estimation of our right-of-use assets and lease liabilities requires us to make significant assumptions and judgments about the term of the lease, variable payments, and discount rates. When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. In such cases, we use an estimate of our incremental borrowing rate to discount lease payments based on information available at lease commencement. Our operating leases have remaining terms that vary from one year to eight years and certain of those leases have renewal options to extend the leases, or terminate the leases at our sole discretion. The termination dates of the lease agreements vary from 2019 to 2026. We adopted the standard using the modified retrospective method. Based on the practical expedients allowed for in the standard, we did not reassess the current GAAP classification of leases, easements and rights of way that existed as of January 1, 2019, and we did not utilize the hindsight method in determining the assets and liabilities to be recorded for our existing leases on January 1, 2019. The majority of our leases are for the following types of assets:

•
Office space - Our primary offices are in Dallas, Houston, and San Antonio, with smaller offices in other locations near our operating assets. Our office leases are long-term in nature and represent $6.5 million of our lease liability and $5.4 million of our right-of-use asset as of June 30, 2019. A rental reimbursement included in our lease agreement associated with the office space we leased in June 2015 of $1.7 million, net of amortization, has been recorded as a deferred liability in our condensed consolidated balance sheets as of June 30, 2019. This amount will continue to be amortized against the lease payments over the length of the lease term. Our San Antonio office includes income related to subleases of $0.1 million and $0.1 million for the three and six months ended June 30, 2019. Our office space operating leases do not contain any residual value guarantees. Many of our leases contain charges for common area maintenance or other miscellaneous expenses that are updated based on landlord estimates. Due to this variability, the cash flows associated with these charges are not included in the minimum lease payments used in determining the right-of-use asset and associated lease liability. These common area maintenance and other miscellaneous expense are immaterial.

•
Compression and other field equipment - We pay third parties to provide compressors or other field equipment for our assets. Under these agreements, a third party installs and operates compressor units based on specifications set by us to meet our compression needs at specific locations. While the third party determines which compressors to install and operates and maintains the units, we have the right to control the use of the compressors and are the sole economic beneficiary of the identified assets. These agreements are typically for an initial term of one to three years but will automatically renew from month to month until canceled by us or the lessor. Compression and other field equipment rentals represent $0.5 million of our lease liability and $0.5 million of our right-of-use asset as of June 30, 2019. Our compression operating leases do not contain any residual value guarantees. Some of our compression leases contain options to renew or extend the lease or terminate the lease before the expiration date. These options are factored into the determination of the lease term and lease payments when their exercise is considered to be reasonably certain.

•
Land and land easements - We make periodic payments to lease land or to have access to our assets. Land leases and easements are typically long-term to match the expected useful life of the corresponding asset. During the first and second quarter of 2019, we did not make any payments to lease land.

Supplemental balance sheet information included in other current assets, other assets, other current liabilities and other long-term liabilities related to operating leases was as follows (in thousands, except for lease term and discount rate):

June 30, 2019
Other assets:
Other lease right-of-use assets	$5,868

Liabilities subject to compromise:
Other current operating lease liabilities	$1,522
Liabilities subject to compromise:
Other long-term operating lease liabilities	$5,481
Total operating lease liabilities	$7,003

Weighted average discount rate	10%

Weighted average lease term (years)	6.0

Finance Leases

We have finance lease obligations related to vehicle leases that are classified as finance leases. The termination dates of the lease agreements vary from 2019 to 2023. We recorded accretion expense related to the finance leases of $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively. Finance leases entered into during the three and six months ended June 30, 2019, were each $0.2 million, respectively, and for the three and six months ended June 30, 2018, were $1.0 million and $1.3 million, respectively . The finance lease obligation amounts included in the balance sheets were as follows (in thousands):

June 30, 2019
Finance lease vehicles	$2,838
Less: accumulated depreciation	(1,294)
Finance lease vehicles, net of accumulated depreciation	$1,544

	June 30, 2019	December 31, 2018
Other current liabilities	$623	$646
Other non-current liabilities	886	1,054
Total finance lease liabilities	$1,509	$1,700

Future Minimum Lease Payments

Prior to January 1, 2019, we classified our leases as either capital or operating leases under ASC 840, Leases. Future minimum annual rental commitments under ASC 840 for our capital and operating leases at December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
2019	$646	$2,912
2020	523	1,148
2021	414	922
2022	117	941
2023	—	953
Thereafter	—	1,956
Total future payments	$1,700	$8,832
Less: Imputed interest	$(53)
Future lease payments	$1,647

Future minimum annual rental commitments under ASC 842 for our finance and operating leases as of June 30, 2019 were as follows (in thousands):

Year Ending June 30,	Finance Leases	Operating Leases
2019(1)	$325	$1,381
2020	553	1,481
2021	453	1,211
2022	160	1,238
2023	18	1,264
Thereafter	—	3,273
Total future lease payments	$1,509	$9,848
Less: imputed interest	(43)	(2,845)
Total lease obligations	$1,466	$7,003
Less: current lease obligations	(623)	(1,522)
Long-term lease obligations	$843	$5,481

(1)	For the six months remaining in the 2019 fiscal year.

The components of lease expense for the three and six months ended June 30, 2019 is as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019

Operating lease costs(1)	$873	$1,764

Finance lease costs:
Amortization of assets	$159	$315
Interest on lease liabilities	7	16
Total finance lease costs	$166	$331

(1)	Any common area maintenance and other miscellaneous expenses and operating leases less than one year are immaterial and not included in operating lease costs.

Southcross Assets Considered Leases to Third Parties

We have pipelines that transport natural gas to two power plants in Nueces County, Texas under fixed-fee contracts. The contracts have a primary term through 2029 and an option to extend the agreements by an additional term of up to ten years. These contracts are considered operating leases.

Future minimum annual demand payment receipts under these agreements as of June 30, 2019 were as follows: $1.1 million for the remainder of 2019; $2.2 million in 2020; $1.5 million in 2021; $1.5 million in 2022; $1.5 million in 2023 and $8.8 million thereafter. The revenue for the demand payments is recognized on a straight-line basis over the term of the contract. The demand fee revenues under the contracts were each $0.7 million and $1.3 million for the three and six months ended June 30, 2019 and 2018, respectively, and have been included within transportation, gathering and processing fees within Note 11. These amounts do not include variable fees based on the actual gas volumes delivered under the contracts. Variable fees recognized in revenues within transportation, gathering and processing fees within Note 11 were $0.2 million and $0.3 million for the three and six months ended June 30, 2019, and $0.3 million and $0.5 million for the three and six months ended June 30, 2018, respectively. Deferred lease revenue associated with these agreements was $11.0 million and $11.1 million at June 30, 2019, and December 31, 2018, respectively.

San Antonio Sublease

We sublet a portion of our capitalized property to a third party. The rental agreement has a primary term through July 2020. This lease is considered an operating lease. Future annual payment receipts under this agreement as of June 30, 2019 were as follows: $0.1 million for the remainder of 2019; and $0.1 million in 2020.

Southcross Assets Leases to Related Parties

We own compressors that we lease to an affiliate of Holdings. The contracts have a primary term through 2023 and an option to continue on a month-to-month basis. These contracts are considered operating leases. Future annual payment receipts under these agreements as of June 30, 2019 were as follows: $5.2 million for the remainder of 2019; $10.5 million in 2020, 2021, and 2022 respectively; and $3.5 million in 2023. The revenue for the payments is recognized on a straight-line basis over the term of the contract. The revenues under the contracts were $2.6 million and $5.2 million for the three and six months ended June 30, 2019 and $2.6 million and $5.2 million for the three and six months ended June 30, 2018, respectively, and have been included within affiliate revenue within the consolidated statement of operations.

Total property, plant and equipment which we are the lessor consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Pipelines	$14,843	$14,843
Compressors	2,768	2,768
Total lease property, plant and equipment	$17,611	$17,611
Less: accumulated depreciation	(448)	—
Total	$17,163	$17,611

Total lease revenues consisted of the following for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Revenue:
San Antonio sublease	$38	$76
Pipelines	651	1,302
Total revenue	$689	$1,378

Revenue - affiliate:
Related party compressors	$2,622	$5,244
Total revenue - affiliate	$2,622	$5,244

8. PARTNERS’ CAPITAL

Ownership

Our units outstanding as of June 30, 2019 are as follows (in units):

	Partners’ Capital
		Owned by Parent
	Public	Holdings	Class B		General
	Common	Common	Convertible	Subordinated	Partner
Units outstanding as of December 31, 2018	22,194,141	26,492,074	19,652,831	12,213,713	1,643,934
Vesting of LTIP units, net	8,676	—	—	—	—
In-kind distributions and issuances to general partner to maintain 2.0% ownership	—	—	343,950	—	7,196
Units outstanding as of June 30, 2019	22,202,817	26,492,074	19,996,781	12,213,713	1,651,130

Common Units
Our common units represent limited partner interests in us. The holders of our common units are entitled to participate in our distributions (to the extent distributions are made) and are entitled to exercise the rights and privileges available to limited partners under our Partnership Agreement.
Class B Convertible Units
As of June 30, 2019, the Class B Convertible Units consist of 19,996,781 units, inclusive of any Class B PIK Units issued. The Class B Convertible Units have the same rights, preferences and privileges, and are subject to the same duties and obligations, as our common units, with certain exceptions as noted below.

Our Partnership Agreement does not allow additional Class B Convertible Units (other than Class B PIK Units) to be issued without the prior approval of our General Partner and the holders of a majority of the outstanding Class B Convertible Units. As of June 30, 2019, all of our outstanding Class B Convertible Units were indirectly owned by Holdings.

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

9. TRANSACTIONS WITH RELATED PARTIES

Affiliated Directors

As of August 13, 2019, the Partnership GP Board was comprised of two directors designated by EIG (one of which must be independent), two directors designated by Tailwater (one of which must be independent), two directors designated by a group of Holdings’ former term loan lenders (one of which must be independent) and one director by majority. On August 14, 2019, two affiliated directors resigned from the Partnership GP Board, leaving a total of five directors.

Our non-employee directors are reimbursed for certain expenses incurred for their services to us. The director services fees and expenses are included in general and administrative expenses in our statements of operations. We incurred fees and expenses related to the services from our affiliated directors as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
EIG	37	36	91	72
Tailwater	40	38	95	76
Total fees and expenses paid for director services to affiliated entities	$77	$74	$186	$148

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reimbursements included in general and administrative expenses	$2,272	$1,556	$6,946	$3,229
Reimbursements included in operations and maintenance expenses	4,368	3,619	9,127	6,997
Total reimbursements to our General Partner and its affiliates	$6,640	$5,175	$16,073	$10,226

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

We recorded revenues from affiliates of $11.4 million and $23.1 million for the three and six months ended June 30, 2019 and $58.4 million and $109.8 million for the three and six months ended June 30, 2018, respectively in accordance with the G&P Agreement, the NGL Agreement and the series of commercial agreements.

We had no accounts receivable due from affiliates as of June 30, 2019. We had accounts receivable due from affiliates of $6.0 million as of December 31, 2018, respectively, and accounts payable due to affiliates of $1.0 million and $0.3 million as of June 30, 2019 and December 31, 2018, respectively. The affiliate receivable and payable balances are related primarily to transactions associated with Holdings, noted above, and our joint venture investments (defined in Note 12).

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

On March 8, 2019, the Partnership entered into an engineering services contract with Tailwater Technical Consulting, LLC (“Tailwater”). The Partnership paid $0.1 million and $0.2 million of engineering related service expenses to Tailwater during the three and six months ended June 30, 2019.

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
In connection with the filing of the Chapter 11 Cases, the Partnership has terminated all offerings under the LTIP.

The following table summarizes information regarding awards of units granted under the LTIP:

	Units	Weighted-Average Fair Value at Grant Date
Unvested - December 31, 2018	12,334	$7.94
Units recaptured for tax withholdings(1)	(3,658)	$3.56
Vested units(1)	(8,676)	$3.56
Unvested - June 30, 2019	—	$—

(1)
The weighted-average fair-value price on the date of vesting for our vested units was $0.22 for the three and six months ended June 30, 2019. The weighted-average fair-value price on the date of vesting for our units recaptured for tax withholdings was $0.22 for the three and six months ended June 30, 2019.

For the six months ended June 30, 2019, we did not grant any equity awards under the LTIP. As of January 1, 2019, all awards under the LTIP vested.

Unit Based Compensation Expense

The following table summarizes information regarding recognized compensation expense, which is included in general and administrative and operations and maintenance expenses in our statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unit-based compensation	$—	$105	$—	$170

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Matching contributions expensed for employee savings plan	$155	$146	$394	$323

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

We had revenues consisting of the following categories (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Contract Type	2019	2018	2019	2018
Sales of natural gas(1)	Fixed Spread	47,333	70,530	114,202	165,834
Sales of NGLs and condensate(1)	Fixed Spread	32,144	52,864	69,473	100,084
Transportation, gathering and processing	Fixed Fee	12,084	8,588	24,890	16,261
Treating and compression	Fixed Fee	3,088	3,744	6,149	7,595
Other	N/A	1,886	1,046	3,749	2,235
Total revenues		$96,535	$136,772	$218,463	$292,009

(1)	Commodity-sensitive revenues are included in these categories as well.

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

The joint ventures’ summarized financial data from their statements of operations for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
T2 Eagle Ford	$1,233	$953	$1,705	$2,015
T2 Cogen (1)	—	92	—	303
T2 LaSalle	408	446	613	831

Net loss
T2 Eagle Ford	$(4,331)	$(4,672)	$(8,903)	$(9,340)
T2 Cogen (1)	—	(892)	—	(1,756)
T2 LaSalle	(1,392)	(1,480)	(2,876)	(2,960)

(1)	As of December 31, 2018, T2 Cogen was no longer accounted for as an equity method investment and was consolidated into the Partnership.

Our equity in losses of joint venture investments is comprised of the following for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
T2 Eagle Ford	$(2,166)	$(2,336)	$(4,452)	$(4,670)
T2 Cogen (1)	—	(446)	—	(878)
T2 LaSalle	(348)	(370)	(719)	(740)
Equity in losses of joint venture investments	$(2,514)	$(3,152)	$(5,171)	$(6,288)

(1)	As of December 31, 2018, T2 Cogen was no longer accounted for as an equity method investment and was consolidated into the Partnership.

Our investments in joint ventures is comprised of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
T2 Eagle Ford	$79,258	$83,332
T2 LaSalle	12,979	13,648
Investments in joint ventures	$92,237	$96,980

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

Our top ten customers, excluding affiliates, for the three and six months ended June 30, 2019 and 2018 represent the following percentages of consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Top ten customers	85.8%	41.6%	95.0%	44.7%

The percentage of total consolidated revenue for each customer, excluding affiliates, that exceeded 10% of total revenues for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
EPIC Pipeline LP	36.1%	(a)	34.2%	(a)
Occidental Energy Marketing, Inc.	11.4%	(a)	12.3%	(a)
Calpine Energy Services LP	(a)	(a)	11.4%	(a)

(a)     Information is not provided for periods for which the customer or producer was less than 10% of our consolidated revenue.

For the three and six months ended June 30, 2019 and 2018, we did not experience significant non-payment for services. We had no allowance for uncollectible accounts receivable at June 30, 2019.

14. SUBSEQUENT EVENTS

None.

15. SUPPLEMENTAL INFORMATION

Supplemental Cash Flow Information (in thousands)

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosures:
Cash paid for interest	$17,615	$18,484
Cash paid for taxes	4	—
Cash paid for reorganization items	4,341	—
Supplemental disclosures of non-cash investing and financing activities:
Accounts payable related to capital expenditures	320	1,205
Finance and capital lease obligations	148	224
Class B Convertible unit in-kind distributions	—	1,075

Capitalization of Interest Cost

We capitalize interest on projects during their construction period. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is depreciated over the estimated useful life of the asset constructed. We incurred the following interest costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total interest costs	$16,187	$11,191	$27,869	$21,286
Capitalized interest included in property, plant and equipment, net	(254)	(96)	(467)	(181)
Interest expense	$15,933	$11,095	$27,402	$21,105

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

Forward-looking statements reflect management’s current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties include, among others:

•	our ability to continue as a going concern;

•	our bankruptcy proceedings and the effect of those proceedings on our ongoing and future operations;

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

•	our ability to maintain compliance with debt covenants and meet debt service obligations associated with DIP Financing;

•	our ability to enter into transactions as a result of our Chapter 11 Cases,

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

•	the impact of the OTC Markets Group Inc.’s downgrade of our Common Stock and to the OTC Pink (as defined herein) from the OTCQX U.S. tier;

•	our ability to attract and retain key personnel;

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

As of March 31, 2019, Southcross Holdings LP, a Delaware limited partnership (“Holdings”) indirectly owned 100% of Southcross Energy Partners GP, LLC, a Delaware limited liability company, our general partner (“General Partner”) (and therefore controlled us), all of our subordinated and Class B convertible units (the "Class B Convertible Units") and 54.4% of our common units. Our General Partner owns an approximate 2.0% interest in us and all of our incentive distribution rights. EIG Global Energy Partners, LLC (“EIG”) and Tailwater Capital LLC (“Tailwater”) (collectively, the “Sponsors”) each indirectly own approximately one-third of Holdings, and a group of Holdings' former term loan lenders own the remaining one-third of Holdings. However, as a result of the Chapter 11 Cases (see below), Holdings lost control over the Partnership’s operations when the Debtors submitted to the jurisdiction of the Bankruptcy Court on April 1, 2019. Accordingly, on April 1, 2019, the Partnership’s assets, liabilities, partners’ capital (deficit) were deconsolidated from the Holdings financial statements. See Note 1 to our condensed consolidated financial statements.
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
Pursuant to the Interim Order, on April 3, 2019, the DIP Loan Parties entered into the DIP Credit Agreement (as defined in Note 1 to our consolidated financial statements). On April 3, 2019, the conditions precedent to closing were satisfied and the Partnership made an initial borrowing of $30.0 million of DIP New Money Loans (as defined in Note 1 to our consolidated financial statements) and $55.0 million of the proceeds from the DIP LC Loans (as defined in Note 1 to our consolidated financial statements) and the Existing Letters of Credit were deemed issued under the DIP Credit Agreement. The $55.0 million of DIP LC Loans (as defined in Note 1 to our consolidated financial statements) is considered restricted cash and is included in the restricted cash line item within our consolidated balance sheet as of June 30, 2019.
On May 7, 2019, the Bankruptcy Court entered the Final Order approving the DIP Facilities and allowing the Borrower to draw down on the remaining commitments with respect to the DIP Term Loans and to refinance the Rolled-Up Loans (as defined in Note 1 to our consolidated financial statements) with the DIP Roll-Up Loans (as defined in Note 1 to our consolidated financial statements). On May 9, 2019, we borrowed the remaining $42.5 million of DIP New Money Loans and made a payment of $127.5 million to our term loans outstanding under the Term Loan Agreement.
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

Since the Debtors formally retained Evercore Group L.L.C. (“Evercore”) on March 12, 2019, Evercore and the Debtors have run an extensive marketing process for the potential sale (the “Sale”) of all or substantially all of the Debtors’ assets (the “Assets”) under Section 363 of the Bankruptcy Code. To effectuate the Sale, Evercore and the Debtors have contacted numerous potential purchasers, the Debtors have executed non-disclosure agreements with a significant number of such parties, and Evercore has provided additional details to these parties, including access to confidential diligence materials.

On May 22, 2019, the Debtors filed with the Bankruptcy Court the Motion of Debtors for Entry of Orders (i)(a) Approving Bidding Procedures for Sale of Debtors’ Assets, (b) Authorizing the Selection of a Stalking Horse Bidder, the initial Bidder selected by the Partnership to make the first Bid on the Partnership’s remaining assets (the “Stalking Horse Bidder”), (c) Approving Bid Protections, (d) Scheduling Auction for, and Hearing To Approve, Sale of Debtors’ Assets, (e) Approving Form and Manner of Notices of Sale, Auction, and Sale Hearing, (f) Approving Assumption and Assignment Procedures, and (g) Granting Related Relief and (ii)(a) Approving Sale of Debtors’ Assets Free and Clear of Liens, Claims, Interests, and Encumbrances, (b) Authorizing Assumption and Assignment of Executory Contracts and Unexpired Leases, and (c) Granting Related Relief [D.I. 225] (the “Bidding Procedures Motion”).

On June 13, 2019, the Bankruptcy Court entered an order approving the Bidding Procedures Motion [D.I. 324] (the“Bidding Procedures Order”). Pursuant to the Bidding Procedures Order, the Debtors intend to sell all of their right, title and interest in and to the Assets free and clear of any pledges, liens, security interests, encumbrances, claims, charges, options, and interests thereon (collectively, the “Interests”) to the maximum extent permitted by section 363 of the Bankruptcy Code, with such Interests to attach to the net proceeds of the sale of the Assets with the same validity and priority as such Interests applied against the Assets. The deadline for the submission of bids that satisfies the requirements of the Bidding Procedures Order (each a “Qualified Bid,” and those parties who submit a Qualified Bid, each a “Qualified Bidder”) was July 24, 2019 at 6:00 p.m. (prevailing Eastern Time) (the “Bid Deadline”).
In the event that the Debtors timely receive more than one Qualified Bid, the Debtors shall conduct an auction (the “Auction”) for the Assets. The Auction shall be in accordance with the procedures outlined in the Bidding Procedures Order and upon notice to all Qualified Bidders that have submitted Qualified Bids. The Auction shall be conducted on September 3, 2019 at 10:00 a.m. (prevailing Eastern Time) or such later time as the Debtors shall notify all relevant parties. If (a) no Qualified Bids are submitted by the Bid Deadline other than a Qualified Bid that shall serve as the minimum bid for the Assets or any lot thereof (a “Stalking Horse Bid”), (b) only one Qualified Bid that is not a Stalking Horse Bid is submitted by the Bid Deadline, or (c) only one or more bids for less than all or substantially all of the Debtors’ assets (each a “Partial Bid”) are submitted by the Bid Deadline for non-overlapping lots of the Assets, the Debtors may in their discretion (in consultation with certain parties) elect to cancel the Auction and seek approval of the transactions contemplated in the Stalking Horse Bid, the Qualified Bid which is not a Stalking Horse Bid, or the transactions in respect of the Partial Bids at the hearing to consider and approve the Sale (the “Sale Hearing”).

Prior to the conclusion of the Auction, the Debtors shall (in consultation with certain parties) (a) review and evaluate each bid made at the Auction on the basis of financial and contractual terms and other factors relevant to the sale process, including those factors affecting the speed and certainty of consummating the Sale, (b) determine and identify the highest or otherwise best offer or collection of offers (the “Successful Bid(s)”), (c) determine and identify the next highest or otherwise best offer or collection of offers (the “Alternate Bid(s)”), and (d) notify all Qualified Bidders participating in the Auction, prior to its adjournment, of (i) the identity of the party or parties that submitted the Successful Bid(s) (the “Successful Bidder(s)”), (ii) the amount and other material terms of the Successful Bid(s), (iii) the identity of the party or parties that submitted the Alternate Bid(s), and (iv) the amount and other material terms of the Alternate Bid(s).

The Sale Hearing will be held on September 18, 2019 at 10:30 a.m. (prevailing Eastern Time) before the Honorable Judge Mary F. Walrath, in the United States Bankruptcy Court for the District of Delaware, 824 N. Market St., Wilmington, Delaware 19801. The Sale Hearing may be adjourned by the Debtors (with the consent of the certain parties) by an announcement of the adjourned date at a hearing before the Bankruptcy Court or by filing a notice on the Bankruptcy Court’s docket. At the Sale Hearing, the Debtors will seek the Bankruptcy Court’s approval of the Successful Bid(s) and, at the Debtors’ election (in consultation with certain parties), the Alternate Bid(s).

The Debtors’ presentation to the Bankruptcy Court of the Successful Bid(s) and Alternate Bid(s) will not constitute the Debtors’ acceptance of such bid(s), which acceptance will only occur upon approval of such bid(s) by the Bankruptcy Court. Following the Bankruptcy Court’s entry of the order approving any Sale, the Debtors and the Successful Bidder(s) shall proceed to consummate the transaction(s) contemplated by the Successful Bid(s).

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

For the duration of the of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to significant risks and uncertainties associated with Chapter 11 Cases. As a result of these significant risks and uncertainties, our assets, liabilities, unitholders’ equity (deficit), officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this quarterly report on Form 10-Q may not accurately reflect our operations, properties and capital plans following the conclusion of the Chapter 11 Cases. See further discussion of the Chapter 11 Cases in Notes 1 and 2 to our consolidated financial statements.

Reorganization Expenses

The Debtors have incurred and will continue to incur significant costs associated with the reorganization throughout 2019, principally professional fees. The amount of these costs, which are being expensed as incurred, are expected to affect our results of operations significantly.

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

During management's ongoing assessment of the Partnership's financial forecast, the Holdings GP Board and the Partnership GP Board, together with our management, determined that in the then current corporate capital structure and absent continued access to equity cures from our Sponsors or a significant equity infusion from a third party, or absent additional amendments to its Third A&R Revolving Credit Agreement (which was scheduled to mature on August 4, 2019) or waivers of the March 31, 2019 requirement to comply with the Consolidated Total Leverage Ratio and minimum Adjusted EBITDA (both as defined in the Fifth Amendment) and Consolidated Interest Coverage Ratio (as defined in the Sixth Amendment), the Partnership was not expected to be able to comply with such financial covenants, which would have triggered an event of default under the Senior Credit Facilities. As a result of the Partnership’s expected inability to comply with its financial covenants within the twelve months from the issuance of the March 31, 2019, Form 10-Q, together with the maturity date of the Third A&R Revolving Credit Agreement being in less than twelve months, management determined that there were conditions and events that raise substantial doubt about the Partnership’s ability to continue as a going concern.

In March 2019, in light of (a) the August 4, 2019 maturity of the Third A&R Revolving Credit Agreement, (b) the impending non-compliance with our Consolidated Total Leverage Ratio, minimum Adjusted EBITDA and Consolidated Senior Secured Leverage Ratio (each as defined in the Fifth Amendment - see Note 6 to our consolidated financial statements) at March 31, 2019 that would result in an event of default under the Senior Credit Facilities, (c) our non-compliance with our minimum Adjusted EBITDA and Consolidated Interest Coverage Ratio as of December 31, 2018 (see Note 6 to our consolidated financial statements); and (d) the inclusion of a going concern uncertainty explanatory paragraph in the audit opinion on our consolidated financial statements in our 2018 Annual Form 10-K, which constitutes an event of default under the Senior Credit Facilities, we elected not to make the approximately $7.4 million interest payment on our Term Loan that was due on March 29, 2019, as well as the $1.1 million amortization payment on our Term Loan related to the period ending March 31, 2019. While were in discussions with our creditors, those discussions did not produce an agreement prior to the Petition Date that would enable us to address effectively, in a holistic manner, the impending issues adversely impacting our business.

Distribution Suspension

The Partnership GP Board suspended paying a quarterly distribution with respect to the fourth quarter of 2015 and every subsequent quarter of 2016, 2017, 2018 and the first and second quarter of 2019 to conserve any excess cash for the operation of our business and due to restrictions imposed by our debt instruments. See Notes 1 and 3 to our condensed consolidated financial statements. Further, as a result of the commencement of the Chapter 11 Cases, all distributions have been stayed.

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
We define Adjusted EBITDA as net income/loss, plus interest expense, income tax expense, depreciation and amortization expense, equity in losses of joint venture investments, reorganization items, certain non-cash charges (such as non-cash unit-based compensation, impairments, loss on extinguishment of debt and unrealized losses on derivative contracts), fees related to Chapter 11 Cases, major litigation costs net of recoveries, transaction-related costs, revenue deferral adjustment, loss on sale of assets, severance expense and selected charges that are unusual or non-recurring; less interest income, income tax benefit, unrealized gains on derivative contracts, equity in earnings of joint venture investments, gain on sale of assets and selected gains that are unusual or non recurring. Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP.
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

Reconciliations of Non-GAAP Financial Measures

The following table presents reconciliations of net cash provided by operating activities to net loss, Adjusted EBITDA and distributable cash flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$(39,501)	$3,708	$(47,177)	$2,793
Add (deduct):
Depreciation and amortization	(8,512)	(17,906)	(20,750)	(35,762)
Unit-based compensation	—	(105)	—	(170)
Amortization of deferred financing costs, original issuance discount and PIK interest	(1,513)	(1,495)	(2,902)	(2,770)
Gain on sale of assets	—	553	—	553
Unrealized gain (loss) on financial instruments	(1)	(4)	(11)	1
Equity in losses of joint venture investments	(2,514)	(3,152)	(5,171)	(6,288)
Impairment of assets	(26,619)	—	(26,619)	—
Non-cash reorganization items (Note 2)	(8,893)	—	(8,893)	—
Other, net	63	63	126	126
Changes in operating assets and liabilities:
Trade accounts receivable, including affiliates	1,213	684	(19,641)	(7,545)
Prepaid expenses and other current assets	7,416	(102)	19,020	7,123
Other non-current assets	(6,949)	(600)	(3)	(535)
Accounts payable and accrued liabilities, including affiliates	6,851	(922)	17,258	10,352
Other liabilities	7,516	722	(4,386)	(4,664)
Net loss	$(71,443)	$(18,556)	$(99,149)	$(36,786)
Add (deduct):
Depreciation and amortization	$8,512	$17,906	$20,750	$35,762
Interest expense	15,933	11,095	27,402	21,105
Reorganization items (Note 2)	18,490	—	18,490	—
Income tax expense	4	—	4	—
Impairment of assets	26,619	—	26,619	—
Gain on sale of assets	—	(553)	—	(553)
Revenue deferral adjustment	(104)	(104)	(208)	(208)
Unit-based compensation	—	105	—	170
Fees related to Chapter 11 Cases	6,518	—	13,258	—
Transaction-related costs	—	197	—	818
Equity in losses of joint venture investments	2,514	3,152	5,171	6,288
Other, net	943	1,015	4,072	1,345
Adjusted EBITDA	$7,986	$14,257	$16,409	$27,941
Cash interest, net of capitalized costs	(15,527)	(9,326)	(17,615)	(18,484)
Income tax expense	(4)	—	(4)	—
Maintenance capital expenditures	(1,871)	(866)	(3,716)	(1,751)
Distributable cash flow	$(9,416)	$4,065	$(4,926)	$7,706

Subsequent to the issuance of the June 30, 2018 interim financial statements, the Partnership identified an error in the accounts receivable - affiliates and revenues financial statement line items related to the reconciliation of residue imbalances between the Partnership and Holdings. As a result, the Partnership corrected previously reported amounts for the respective period as indicated in the table below. The correction resulted in a decrease to revenue and adjusted EBITDA for the three and six months ended June 30, 2018. The Partnership has assessed this error and determined it to be not material to our financial statements. All prior period amounts have been adjusted.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
Revenues, as previously reported	$137,420	$294,050
Effect of error	(648)	(2,041)
Revenues, as corrected	136,772	292,009

Net loss, as previously reported	(17,908)	(34,745)
Effect of error	(648)	(2,041)
Net loss, as corrected	(18,556)	(36,786)

Trade accounts receivable, including affiliates, as previously reported on the condensed consolidated statements of cash flows (1)	—	5,504
Effect of error (1)	—	2,041
Trade accounts receivable, including affiliates, as corrected on the condensed consolidated statements of cash flows (1)	—	7,545

Adjusted EBITDA, as previously reported	14,905	29,982
Effect of error	(648)	(2,041)
Adjusted EBITDA, as corrected	14,257	27,941

Basic and diluted net loss per common unit, as originally reported	(0.22)	(0.43)
Effect of error	(0.01)	(0.02)
Basic and diluted net loss per common unit, as corrected	(0.23)	(0.45)

Basic and diluted net loss per subordinated unit, as originally reported	(0.22)	(0.43)
Effect of error	0.11	0.09
Basic and diluted net loss per subordinated unit, as corrected	(0.11)	(0.34)

(1)	The Partnership does not present the condensed consolidated statements of cash flows for the three months Ended June 30, 2018.

Results of Operations

The following table summarizes our results of operations (in thousands, except operating data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Revenues	$85,134	$78,343	$195,338	$182,204
Revenues - affiliates	11,401	58,429	23,125	109,805
Total revenues	96,535	136,772	218,463	292,009
Expenses:
Cost of natural gas and liquids sold	67,275	104,411	159,807	227,928
Operations and maintenance	16,239	14,376	31,057	28,349
Depreciation and amortization	8,512	17,906	20,750	35,762
General and administrative	12,392	4,941	28,312	9,916
Impairment of assets	26,619	—	26,619	—
Gain on sale of assets	—	(553)	—	(553)
Total expenses	131,037	141,081	266,545	301,402

Loss from operations	(34,502)	(4,309)	(48,082)	(9,393)
Other expense:
Equity in losses of joint venture investments	(2,514)	(3,152)	(5,171)	(6,288)
Interest expense	(15,933)	(11,095)	(27,402)	(21,105)
Total other expense	(18,447)	(14,247)	(32,573)	(27,393)
Loss before reorganization items	(52,949)	(18,556)	(80,655)	(36,786)
Reorganization items	(18,490)	—	(18,490)	—
Loss before income tax expense	(71,439)	(18,556)	(99,145)	(36,786)
Income tax expense	(4)	—	(4)	—
Net loss	$(71,443)	$(18,556)	$(99,149)	$(36,786)

Other financial data:
Adjusted EBITDA	$7,986	$14,257	$16,409	$27,941

Maintenance capital expenditures	$1,871	$866	$3,716	$1,751
Growth capital expenditures	$313	$3,330	$830	$5,868

Operating data:
Average volume of processed gas (MMcf/d)	243	234	253	234
Average volume of NGLs produced (Bbls/d)	26,451	29,665	28,181	29,097
Average daily throughput Mississippi/Alabama (MMcf/d)	130	163	144	180

Realized prices on natural gas volumes ($/Mcf)	$2.99	$3.12	$2.99	$3.20
Realized prices on NGL volumes ($/gal)	0.44	0.61	0.44	0.57

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Volume and overview.  Processed gas volumes increased 9 MMcf/d, or 4%, to 243 MMcf/d during the three months ended June 30, 2019, compared to 234 MMcf/d during the three months ended June 30, 2018. This increase in processed gas volumes is due primarily to higher volumes from producers during the three months ended June 30, 2019.

NGLs produced at our processing plants for the three months ended June 30, 2019 averaged 26,451 Bbls/d, a decrease of 11%, or 3,214 Bbls/d, compared to 29,665 Bbls/d for the three months ended June 30, 2018. The decrease in NGLs produced is due primarily to lower ethane recoveries at our processing plants.

Revenues.  Our total revenues for the three months ended June 30, 2019 decreased $40.3 million, or 29%, to $96.5 million from $136.8 million for the three months ended June 30, 2018. This decrease was due primarily to a decrease in realized prices in natural gas.

Cost of natural gas and NGLs sold.  Our cost of natural gas and NGLs sold for the three months ended June 30, 2019 was $67.3 million, compared to $104.4 million for the three months ended June 30, 2018. This decrease of $37.1 million, or 36%, was due primarily to lower natural gas prices compared to the same period in 2018.

Operations and maintenance expenses.  Operations and maintenance expenses for the three months ended June 30, 2019 were $16.2 million, compared to $14.4 million for the three months ended June 30, 2018 for an increase of $1.8 million, or 13%. This increase was due primarily to an increase in employee labor and pipeline integrity related expenses of $1.4 million for the three months ended June 30, 2019

General and administrative expenses.  General and administrative expenses for the three months ended June 30, 2019 were $12.4 million, compared to $4.9 million for the three months ended June 30, 2018. This increase of $7.5 million, or 153%, is due primarily to expenses associated with legal and professional service fees during the three months ended June 30, 2019.

Depreciation and amortization expenses.  Depreciation and amortization expense for the three months ended June 30, 2019 was $8.5 million, compared to $17.9 million for the three months ended June 30, 2018. This decrease of $9.4 million, or 53%, is due primarily to asset impairment charges recorded on our South Texas and Mississippi asset groups.

Impairment of assets. Impairment of assets for the three months ended June 30, 2019 was $26.6 million. The asset impairment charge relates to our South Texas asset group.

Equity in losses of joint venture investments.  Our share of losses incurred by joint venture investments was $2.5 million and $3.2 million for the three months ended June 30, 2019 and 2018, respectively. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization.

Interest expense.  For the three months ended June 30, 2019, interest expense was $15.9 million, compared to $11.1 million for the three months ended June 30, 2018. This increase of $4.8 million was due primarily to higher interest rates on borrowings and higher total borrowings.

Reorganization items. The Debtors have incurred and will continue to incur significant costs associated with the reorganization in connection with the Chapter 11 Cases, principally professional fees. These costs, which are being expensed as incurred, significantly impact our results of operations. Reorganization items includes expenses, gains and losses that are the result of the bankruptcy proceedings. Reorganization items totaled $18.5 million million for the three months ended June 30, 2019. See further discussion regarding the Chapter 11 Cases in Note 2.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Volume and overview.  Processed gas volumes increased 19 MMcf/d, or 8%, to 253 MMcf/d during the six months ended June 30, 2019, compared to 234 MMcf/d during the six months ended June 30, 2018. This increase in processed gas volumes is due primarily to higher volumes from producers during the six months ended June 30, 2019, as well as the record cold temperatures that occurred in January 2018.

NGLs produced at our processing plants for the six months ended June 30, 2019 averaged 28,181 Bbls/d, a decrease of 3%, or 916 Bbls/d, compared to 29,097 Bbls/d for the six months ended June 30, 2018. The decrease in NGLs produced is due primarily to lower ethane recoveries at our processing plants.

Revenues.  Our total revenues for the six months ended June 30, 2019 decreased $73.5 million, or 25%, to $218.5 million from $292.0 million for the six months ended June 30, 2018. This decrease was due primarily to a decrease in realized prices in natural gas.

Cost of natural gas and NGLs sold.  Our cost of natural gas and NGLs sold for the six months ended June 30, 2019 was $159.8 million, compared to $227.9 million for the six months ended June 30, 2018. This decrease of $68.1 million, or 30%, was due primarily to lower natural gas prices compared to the same period in 2018.

Operations and maintenance expenses.  Operations and maintenance expenses for the six months ended June 30, 2019 were $31.1 million, compared to $28.3 million for the six months ended June 30, 2018 for an increase of $2.8 million, or 10%. This increase was due primarily to an increase in employee labor and pipeline integrity related expenses of $2.9 million, partially offset by lower construction related expenses of $0.6 million for the six months ended June 30, 2019.

General and administrative expenses.  General and administrative expenses for the six months ended June 30, 2019 were $28.3 million, compared to $9.9 million for the six months ended June 30, 2018. This increase of $18.4 million, or 186%, is due primarily to expenses associated with legal and professional service fees during the six months ended June 30, 2019.

Depreciation and amortization expenses.  Depreciation and amortization expense for the six months ended June 30, 2019 was $20.8 million, compared to $35.8 million for the six months ended June 30, 2018. This decrease of $15.0 million, or 42%, is due primarily to asset impairment charges recorded on our South Texas and Mississippi asset groups.

Impairment of assets. Impairment of assets for the six months ended June 30, 2019 was $26.6 million. The asset impairment charge relates to our South Texas asset group.

Equity in losses of joint venture investments.  Our share of losses incurred by joint venture investments was $5.2 million and $6.3 million for the six months ended June 30, 2019 and 2018, respectively. We pay our proportionate share of the joint ventures’ operating costs, excluding depreciation and amortization, through lease capacity payments. As a result, our share of the joint ventures’ losses is related primarily to the joint ventures’ depreciation and amortization.

Interest expense.  For the six months ended June 30, 2019, interest expense was $27.4 million, compared to $21.1 million for the six months ended June 30, 2018. This increase of $6.3 million was due primarily to higher interest rates on borrowings and and higher total borrowings.

Reorganization items. The Debtors have incurred and will continue to incur significant costs associated with the reorganization in connection with the Chapter 11 Cases, principally professional fees. These costs, which are being expensed as incurred, significantly impact our results of operations. Reorganization items includes expenses, gains and losses that are the result of the bankruptcy proceedings. Reorganization items totaled $18.5 million for the six months ended June 30, 2019. See further discussion regarding the Chapter 11 Cases in Note 2.

Liquidity and Capital Resources
Sources of Liquidity
Historically, our primary sources of liquidity has been cash generated from operations, cash raised through issuances of additional debt securities and borrowings under our Senior Credit Facilities (as defined in Note 6 to our consolidated financial statements). Our primary cash requirements consist of operating and maintenance and general and administrative expenses, growth and maintenance capital expenditures to sustain existing operations or generate additional revenues, interest payments on outstanding debt and purchases and construction of new assets. Our ability to issue additional indebtedness or access the capital markets may be substantially limited or nonexistent during the Chapter 11 Cases and will require court approval. Accordingly, our liquidity will depend mainly on cash generated from operating activities and available funds under our DIP Financing (see Note 6). Factors that could impact our liquidity, capital resources and capital commitments include the following:

•	our ability to continue as a going concern;

•
the outcome of potential strategic alternatives to maximize value for the benefit of our stakeholders as part of the Chapter 11 process, which may include a sale of certain or substantially all of our assets under Section 363 of the Bankruptcy Code or a plan of reorganization to equitize certain indebtedness;

•	significant costs associated with the bankruptcy process, including our ability to limit these costs by obtaining confirmation of a successful plan of reorganization in a timely manner;

•	decisions from the Bankruptcy Court related to requirements to pay interest on certain debt instruments during the bankruptcy process;

•	decisions from the Bankruptcy Court related to the rejection of certain executory contracts, including certain sales, firm transportation and gathering contracts;

•	our ability to maintain compliance with debt covenants under the DIP Credit Agreement;

•	our ability to fund, finance or repay indebtedness, including our ability to restructure our indebtedness during the Chapter 11 Cases;

•	limitations on our ability to incur certain types of indebtedness in accordance with our debt agreements;

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

Our ability to benefit from growth projects to accommodate producer drilling activity and the associated need for infrastructure assets and services is subject to operational risks and uncertainties such as the uncertainty inherent in some of the assumptions underlying design specifications for new, modified or expanded facilities. These risks also impact third-party service providers and their facilities. Delays or under-performance of our facilities or third-party facilities may adversely affect our ability to generate cash from operations and comply with our obligations. In other cases, actual production delivered may fall below volume estimates that we relied upon in deciding to pursue an acquisition or other growth project. Future cash flow would likewise be affected adversely if we experience declining volumes over a sustained period and/or unfavorable commodity prices.

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

On April 1, 2019, Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Bankruptcy Court has entered orders approving a variety of first-day relief designed primarily to minimize the impact of the Chapter 11 Cases on our operations, customers and employees. Our capital budget for 2019 is limited in order to preserve our liquidity during the pendency of the bankruptcy process. We will continue to operate our businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We have incurred significant costs associated with the bankruptcy process, including legal, financial and restructuring advisors to the Partnership and certain of our creditors. Our ability to obtain confirmation of a successful plan of reorganization in a timely manner is critical to ensuring our liquidity is sufficient during the bankruptcy process.

For the duration of the of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to significant risks and uncertainties associated with Chapter 11 Cases. As a result of these significant risks and uncertainties, we expect our assets, liabilities, partners’ capital (deficit), officers and/or directors will be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in these financial statements may not accurately reflect our operations, properties and capital plans following the Chapter 11 Cases. See further discussion of the Chapter 11 Cases in Notes 1 and 2 to our condensed consolidated financial statements.

The Company believes it has sufficient liquidity, including approximately $26.0 million of cash on hand as of August 9, 2019 and funds generated from ongoing operations, to fund anticipated cash requirements throughout the Chapter 11 Cases for operating and capital expenditures and for working capital purposes.

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

As of June 30, 2019, we were in compliance with all of the covenants under the DIP Credit Agreement. The DIP Credit Agreement contains certain events of default that are customary for debtor-in-possession facilities of this type, including: (i) non-payment of principal, interest or other amounts when due; (ii) breaches of representations and warranties; (iii) breaches of covenants in the DIP Credit Agreement or other loan documents; (iv) cross-defaults under other post-petition indebtedness; (v) conversion of the Chapter 11 Cases to a Chapter 7 case; (vi) appointment of a trustee, examiner or receiver in the Chapter 11 Cases; and (vii) the Final Order is not entered by the Bankruptcy Court within 40 days of the Petition Date.

The following table presents information relating to our liquidity and outstanding debt as of December 31, 2018 and June 30, 2019:

Our outstanding debt and related information at December 31, 2018 and June 30, 2019 is as follows (in thousands):

	As of
	June 30,	December 31,
	2019	2018
DIP credit facility due 2019 (1)	$126,562	$—
DIP roll-up loans due 2019 (1)	127,500	—
Revolving credit facility due 2019 (2)	81,293	81,124
Term loans due 2021 (2)	309,418	429,141
Senior unsecured notes payable due 2019 (2)	17,383	16,867
Original issuance discount on term loans due 2021	—	(814)
Total long-term debt (including current portion)	662,156	526,318
Liabilities subject to compromise (Note 2) (2)	(407,925)	—
Current portion of long-term debt (1)(3)	(254,231)	(521,123)
Deferred financing costs	—	(5,195)
Total long-term debt	$—	$—

(1)
The DIP Credit Agreement and DIP Roll-Up Loans mature on the date that is the earliest to occur of: (i) October 1, 2019 (provided that such date may be extended with the consent of DIP Lenders holding a majority of DIP Loans and unused commitments by an additional ninety days subject to certain conditions, including the payment of an extension premium of 1.00% of then outstanding DIP Loans of the consenting DIP Lenders); (ii) the effective date of any chapter 11 plan of the Debtors; (iii) the date on which all or substantially all of the assets of the Debtors are sold in a sale under a chapter 11 plan or pursuant to Section 363 of the Bankruptcy Code; and (iv) the acceleration of the maturity of the DIP Loans upon the occurrence of any event of default. As a result. we have classified our DIP Credit Agreement as current at June 30, 2019.

(2)
Under ASC Topic 852, Reorganizations, as a result of our Chapter 11 Cases, we classified our Term Loan, Revolving Credit Facility and Senior Unsecured Notes Payable as liabilities subject to compromise as of April 1, 2019.

(3)
Under ASC Topic 470, Debt, as a result of our debt covenant violations, we classified our debt under our Term Loan, Revolving Credit Facility and Senior Unsecured Notes Payable, as current at December 31, 2018 and March 31, 2019, respectively. However, as a result of the Chapter 11 Cases, we classified our Term Loan, Revolving Credit Facility and Senior Unsecured Notes Payable as liabilities subject to compromise as of April 1, 2019.

(4)	Includes $126.6 million related to the DIP Credit Agreement, $127.5 million related to the DIP Roll-Up Loans and $0.2 million of PIK interest related to the Revolving Credit Facility.

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

Pursuant to the Interim Order, on April 3, 2019, the DIP Loan Parties entered into the DIP Credit Agreement.

On May 7, 2019, the Bankruptcy Court entered the Final Order approving the DIP Facilities and allowing the Borrower to draw down on the remaining commitments with respect to the DIP Term Loans and to refinance the Rolled-Up Loans with the DIP Roll-Up Loans. On May 9, 2019, we borrowed the remaining $42.5 million of DIP New Money Loans and made a payment of $127.5 million to our term loans outstanding under the Term Loan Agreement.

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

•	maintenance capital expenditures, which are capital expenditures that are not considered growth capital expenditures.

The following table summarizes our capital expenditures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Maintenance capital expenditures	$1,871	$866	$3,716	$1,751
Growth capital expenditures	313	3,330	830	5,868
Capital expenditures	$2,184	$4,196	$4,546	$7,619

Our growth capital expenditures during the three and six months ended June 30, 2019 and 2018, primarily related to projects to connect new production of Y-grade supply to our assets, and management’s election to restart the Bonnie View fractionation facility during the third quarter of 2018.

Cash Flows

The following table provides a summary of our cash flows by category (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$(47,177)	$2,793
Net cash used in investing activities	(2,434)	(7,740)
Net cash provided by financing activities	122,461	884

Operating cash flows — Net cash used in operating activities was $47.2 million for the six months ended June 30, 2019, compared to cash provided by operating activities of $2.8 million for the six months ended June 30, 2018. The increase in cash used in operating activities of $50.0 million was due primarily to a $39.8 million increase in the net loss as a result of higher net loss from operations, higher interest expense and reorganization items during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Investing cash flows — Net cash used in investing activities for the six months ended June 30, 2019 was $2.4 million, compared to net cash used in investing activities of $7.7 million for the six months ended June 30, 2018. The decrease of $5.3 million used in investing activities during six months ended June 30, 2019 was due primarily to lower capital expenditures of $4.5 million as compared to $7.6 million during the six months ended June 30, 2018, and by proceeds from sales of assets of $1.1 million during the six months ended June 30, 2019.

Financing cash flows — Net cash provided by financing activities for the six months ended June 30, 2019 was $122.5 million, compared to net cash provided by financing activities of $0.9 million for the six months ended June 30, 2018. The increase of cash provided by financing activities of $121.6 million was due primarily to the $250.3 million of net borrowings provided by the DIP Credit Facility and DIP Roll-Up Loans during the six months ended June 30, 2019, offset by a repayment of $127.5 million under our Term Loan Agreement. During the six months ended June 30, 2018, the Sponsors contributed $15.0 million of borrowings in exchange for the Investment Notes, and we paid down $13.6 million on our Term Loan and Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our interest rate risk and commodity price, market and credit risks are discussed in our 2018 Annual Report on Form 10-K and there have been no material changes in those exposures from December 31, 2018 to June 30, 2019.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings and submissions to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of our General Partner, who have responsibility for our management, to allow timely decisions regarding required disclosures.

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, of our General Partner on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO of our General Partner have concluded that our disclosure controls and procedures were not effective as of June 30, 2019 as a result of the material weakness described below.

The Partnership has experienced an increased level of attrition of key accounting and finance personnel during 2019. The level of attrition has impacted the Partnership’s ability to maintain a sufficient complement of accounting and financial reporting personnel who have the appropriate levels of knowledge and experience of the Partnership’s financial reporting processes and controls. The Partnership has addressed the attrition with the addition of new employees and contractors to serve in key internal control roles. However, the lack of continuity and prior knowledge could significantly affect the Partnership’s ability to (i) adequately identify potential risks, and (ii) consistently operate certain of our internal controls. This material weakness relates directly to the control environment component of the COSO Framework.

Notwithstanding the existence of this material weakness, our management has concluded that our condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented.

Remediation Status of Reported Material Weakness

Our management, with the oversight of the Audit Committee of our Board of Directors, is committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls and enhancing our overall internal controls environment. We have commenced a process to remediate the underlying cause of the material weakness described above and enhance our internal control environment. We are still in the process of developing and implementing enhanced processes and procedures. We have augmented accounting personnel with qualified consulting resources to ensure sufficient staffing and will assess the need for additional resources going forward. We continue to devote significant time and attention to these efforts. In addition, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that the internal control environment is effective.

Internal Control over Financial Reporting.  There were no changes in our system of internal control over financial reporting (as defined in Rule 13a—15(f) or Rule 15d—15(f) of the Exchange Act) during the second quarter of 2019 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Intercompany Litigation. We are dependent on our non-Chapter 11 debtor corporate affiliate, Frio LaSalle Pipeline, L.P (“Frio”), for a substantial portion of our business. Frio supplies our Debtor subsidiary, FL Rich Gas Services, LP (“FL Rich”) with natural gas and makes payments to FL Rich in accordance with certain agreements whereby FL Rich provides Frio with gas processing, treatment, transportation and other services. Frio has indicated to us that it may be unable to continue to perform under its existing agreements with FL Rich, and there can be no assurance that Frio has or will have sufficient assets, income or access to financing to satisfy its obligations to FL Rich. The failure of Frio to fulfill its contractual obligations to FL Rich would materially and adversely impact our business, financial position, and results of operations.

On August 9, 2019, FL Rich filed an Adversary Proceeding Complaint in the United States Bankruptcy Court for the District of Delaware against Southcross Holdings Borrower, L.P., an affiliate of Southcross Holdings LP, and Southcross TS Midstream Services, L.P., a former affiliate of Southcross Holdings LP and a current affiliate of EPIC Midstream Holdings, LP. The case is captioned FL Rich Gas Servs., LP v. Southcross Holdings Borrower, LP et al., No. 19-50283 (MFW) (Bankr. D. Del.). The Adversary Proceeding Complaint alleges actual and constructive fraudulent transfers under the Texas Uniform Fraudulent Transfer Act, based on various transactions from Frio to those entities since 2015, and seeks the avoidance of those transfers to increase Frio’s assets available to fulfill its contractual obligations to FL Rich.

Additionally, on August 12, 2019, FL Rich filed an Adversary Proceeding Complaint in the United States Bankruptcy Court for the District of Delaware against Frio, with case caption FL Rich Gas Servs., LP v. Frio LaSalle Pipeline, L.P., No.19-50286 (MFW) (Bankr. D. Del.). The Adversary Proceeding Complaint seeks a declaratory judgment for breach of contract and the implied duty of good faith and fair dealing under Texas law, related to an intercompany contract under which FL Rich provides Frio with gas processing and other services and Frio makes payments to FL Rich.

See Note 7 to our condensed consolidated financial statements in Item 1 of Part I for information on legal proceedings in which we are involved.

Item 1A. Risk Factors.

Security holders and potential investors should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K and updated in our SEC filings.

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

SOUTHCROSS ENERGY PARTNERS, L.P.

		By:	Southcross Energy Partners GP, LLC, its general partner

Date:	August 23, 2019	By:	/s/ JAMES W. SWENT III
James W. Swent III
President, Chief Executive Officer and Chairman of the Board

EXHIBIT INDEX
Exhibit
Number	Description
10.1*
First Amendment to the Senior Secured Superpriority  Priming Debtor-In-Possession Credit Agreement, dated as of May 20, 2019, among Southcross Energy Partners, L.P., Wilmington Trust, National Association, as DIP agent, and the lenders party thereto.

10.2*
Second Amendment to the Senior Secured Superpriority  Priming Debtor-In-Possession Credit Agreement, dated as of June 12, 2019, among Southcross Energy Partners, L.P., Wilmington Trust, National Association, as DIP agent, and the lenders party thereto.

10.3*
Successor Agent Agreement and Seventh Amendment to Third Amended and Restated Revolving Credit Agreement dated as of August 16, 2019, among Southcross Energy Partners, L.P., Wilmington Trust, National Association, as successor Administrative Agent, Wells Fargo, N.A, as Resigning Agent , and the required lenders party thereto.

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